Form 10-Q
period 2023-03-31
Oak Woods Acquisition Corp
filed 2023-05-19
CIK 1945422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41664

OAK WOODS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Roswell Drive, Nepean, Ontario, K2J 0H5, Canada
(Address of Principal Executive Offices, including zip code)

(+1) 403-561-7750
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, one Right and one Redeemable Warrant	OAKUU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	OAKU	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to one-sixth of one Class A Ordinary Share	OAKUR	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Class A Ordinary Share for $11.50 per share	OAKUW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 19,  2023, 6,093,125 Class A ordinary shares, par value $0.0001 per share, and 1,437,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

OAK WOODS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheets as of March 31, 2023 and December 31, 2022	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2023	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2023	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2023	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL STATEMENTS

OAK WOODS ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022

Assets
Current Assets:
Cash	$967,356	$33,478
Total Current Assets	967,356	33,478

Investments held in the Trust Account	58,527,308	—
Deferred offering costs	—	234,428
Total Assets	$59,494,664	$267,906

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Promissory note – related party	$380,340	$295,000
Accrued expenses and other payable	3,955	14,208
Derivative Warrant Liability – Private Warrant	62,400	—
Total Current Liabilities	446,695	309,208

Deferred underwriting commission	2,012,500	—
Total Liabilities	2,459,195	309,208

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 and nil shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, at redemption value	51,669,282	—

Shareholders’ Deficit:
Preferred shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 343,125 and nil shares issued and outstanding as of March 31, 2023 and December 31, 2022 (excluding 5,750,000 and nil shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively)	34	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,437,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	144	144
Additional paid-in capital	5,450,295	24,856
Accumulated deficit	(84,286)	(66,302)
Total Shareholders’ Equity (Deficit)	5,366,187	(41,302)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$59,494,664	$267,906

The accompanying notes are an integral part of the unaudited condensed financial statement.

OAK WOODS ACQUISITION CORPORATION

UNAUIDTED CONDENSED STATEMENTS OF OPERATIONS

	March 31, 2023	For the Period from March 11, 2022 (Inception) through March 31, 2022

Formation and operating costs	$43,943	$10,250
Operating expenses	(43,943)	(10,250)

Other income:
Interest income	4,901	—
Income earned on investments held in Trust Account	21,058	—
Total other income	25,959	—

Net loss attributable to ordinary shares	$(17,984)	$(10,250)

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	191,667	—
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.40	$—

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares*	1,448,938	1,250,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.07)	$(0.01)

*

The basic and diluted weighted average shares outstanding, non redeemable ordinary shares for the period from March 11, 2022 (inception) through March 31, 2022 excludes an aggregate of up to 187,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 28, 2023, the over-allotment option was fully exercised.

The accompanying notes are an integral part of these unaudited condensed financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2023

			Ordinary Shares				Additional		Total
	Preferred stock		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$(66,302)	$(41,302)
Sale of public units in initial public offering	—	—	5,750,000	575	—	—	57,499,425	—	57,500,000
Sale of private placement units	—	—	343,125	34	—	—	3,431,216	—	3,431,250
Allocation of fair value of private warrants	—	—	—	—	—	—	(62,400)	—	(62,400)
Underwriting commission	—	—	—	—	—	—	(3,162,500)	—	(3,162,500)
Offering costs	—	—	—	—	—	—	(611,595)	—	(611,595)
Reclassification of common stock subject to redemption	—	—	(5,750,000)	(575)	—	—	(51,578,905)	—	(51,579,480)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(89,802)	—	(89,802)
Net loss	—	—	—	—	—	—	—	(17,984)	(17,984)
Balance as of March 31, 2023	—	$—	343,125	$34	1,437,500	$144	$5,450,295	$(84,286)	$5,366,187

For the Period from March 11, 2022 (Inception) through March 31, 2022

			Ordinary Shares				Additional			Total
	Preferred stock		Class A		Class B		Paid-in	Subscription	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of March 11, 2022 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
founder shares issued to initial shareholder	—	—	—	—	1,437,500	144	24,856	(25,000)	—	—
Net loss	—	—	—	—	—	—	—	—	(10,250)	(10,250)
Balance as of March 31, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$(25,000)	$(10,250)	$(10,250)

The accompanying notes are an integral part of these unaudited condensed financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	March 31, 2023	For the Period from March 11, 2022 (Inception) through March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(17,984)	$(10,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(21,058)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(61,065)	10,250
Net cash used in operating activities	(100,107)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(58,506,250)	—
Net cash provided by (used in) investing activities	(58,506,250)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units in Public Offering	57,500,000	—
Proceeds from sale of private placement units	3,431,250	—
Proceeds from related parties	85,340	—
Payment of underwriting commission	(1,150,000)	—
Payment of offering costs	(326,355)	—
Net cash provided by financing activities	59,540,235	—

Net change in cash	933,878	—
Cash at beginning of period	33,478	—
Cash at end of period	$967,356	$—

Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to redemption	$51,579,480	$—
Initial classification of derivative warrant liabilities – private warrant	$62,400	$—
Deferred underwriting’ commission fees payable	$2,012,500	$—
Remeasurement adjustment of ordinary shares to redemption value	$68,743	$—
Offering costs paid by the Sponsor on behalf of the Company	$—	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements

OAK WOODS ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern Consideration

Oak Woods Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 11, 2022. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive negotiations, directly or indirectly, with any Business Combination target with respect to the Business Combination. Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets that are in the public and private healthcare, medical services and technology-enabled healthcare services sectors.

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023 were related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s founder and sponsor, Whale Bay International Company Limited is a British Virgin Islands (“BVI”) company (the “Sponsor”).

The registration statement for the Company’s IPO became effective on March 22, 2023 and was published to EDGAR as March 23, 2023. On March 28, 2023, the Company consummated the IPO of 5,750,000 units (the “Public Units’), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $57,500,000. Simultaneously with the IPO, the Company sold to its Sponsor 343,125 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $3,431,250, which is described in Note 4. Each Unit consists of one share of Class A ordinary share of the Company, par value $0.0001 per share (the “Shares”), one redeemable warrant entitling its holder to purchase one Share at a price of $11.50 per Share, and one right to receive one-sixth (1/6) of one share upon the consummation of the Company’s initial business combination.

Transaction costs amounted to $3,774,095, consisted of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $611,595 of other offering costs. As of March 31, 2023, cash of $967,356 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Upon the closing of the IPO and the private placement on March 28, 2023, a total of $58,506,250 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.175 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares of ordinary share voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have twelve months from the closing of the IPO to consummate a Business Combination (the “Initial Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within twelve months, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months for a total of up to 15 months or 18 months to complete a Business Combination (each period as so extended, an “Extended Period”), subject to the Sponsor depositing additional funds into the Trust Account in the amount of $575,000 (or $0.10 per unit), on or prior to the date of the applicable deadline, for each three month extension. The Initial Period will automatically be extended to 15 months, and any Extended Period will automatically be extended to 18 or 21 months, as applicable, if the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination.

If the Company is unable to complete a Business Combination within the applicable period mentioned above (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then Public Shares in issue, which redemption will completely extinguish the rights of the holders of Public Shares as Members (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Members and the Directors, liquidate and dissolve, subject in each case, to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of Applicable Law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.175.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.175 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.175 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Going Concern Consideration

As of March 31, 2023, the Company had $967,354 in cash and working capital of $520,661. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Initial Public Offering and the Private Placement proceeds that are due from the Sponsor.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,151,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form S-1 on March 20, 2023.   In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying unaudited statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standard Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month  period leading up to a Business Combination. As of March 31, 2023, the Company recorded accretion of $89,802.

For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As of March 31, 2023, the amount of Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	1,003,390
Proceeds allocated to public rights	1,293,815
Allocation of offering costs related to redeemable shares	3,623,315
Plus
Accretion of carrying value to redemption value	89,802
Class A ordinary shares subject to possible redemption	$51,669,282

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, other payables, and promissory note due to sponsor are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the three months ended March 31, 2023. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	March 31, 2023	For the Period from March 11, 2022 (Inception) through March 31, 2022

Net loss	$(17,984)	$(10,250)
Accretion of redeemable ordinary shares to redemption value	(89,802)	—
Net loss including accretion of redeemable ordinary shares to redemption value	$(107,786)	$(10,250)

	Three Months Ended March 31, 2023		For the period from March 11, 2022 (inception) through March 31, 2022
	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(12,593)	$(95,193)	$—	$(10,250)
Accretion of redeemable ordinary shares to redemption value	89,802	—	—	—
Allocation of net income (loss)	$77,209	$(95,193)	$—	$(10,250)

Denominator:
Basic and diluted weighted average shares outstanding	191,667	1,448,938	—	1,250,000
Basic and diluted net income (loss) per ordinary share	0.40	(0.07)	—	(0.01)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Note 3 — Initial Public Offering

On March 28, 2023, the Company sold 5,750,000 Units at a price of $10.00 per Units (including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters), generating gross proceeds of $57,500,000. Each Unit consists of one share of Class A ordinary share, one right (“Public Right”), and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-sixth (1/6) of a share of Class A ordinary share upon the consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one share of Class A ordinary share at a price of $11.50 per share, subject to adjustment, and each six rights entitle the holder thereof to receive one share of Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional shares. As a result, Public Rights may only be converted in multiples of six. The Warrants will become exercisable on the later of the 30 days after completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, The Sponsor purchased an aggregate of 343,125 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $3,431,250 in a private placement. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The Private Warrants will be identical to the Public Warrants, except that the Private Warrants will be entitled to registration rights, and the Private Warrants (including the Class A ordinary shares issuable upon the exercise of the Private Warrants) will not be transferable, assignable or salable until after the completion of a Business Combination, except to permitted transferees. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within 12 months (or up to 21 months, as described in more detail in Note 1), the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder shares

On October 25, 2022, the sponsor acquired 2,156,250 Class B ordinary shares for an aggregate purchase price of $25,000. As of October 25, 2022, the sponsor assigned 800,000 to our initial board of directors and advisor Space Frontier Investment Holding Limited. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. As a result, as of February 10, 2023 there were 1,437,500 Class B ordinary shares (“founders shares”) issued and outstanding, among which, up to 187,500 shares are subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option is not exercised in full. The underwriters over-allotment was exercised in full upon our initial public offering that closed on March 28, 2023. The aggregate capital contribution was $25,000, or approximately $0.017 per share. Specifically, our sponsor assigned, for nominal consideration, 420,000 Class B shares to Space Frontier Investment Holding Limited, 350,000 shares to Fen Zhang, our former CEO and Chairman of the board of directors, and 10,000 shares to each of our independent directors including John O’Donnell, Mitchell Cariaga, and Lauren Simmons. The transfer of the founders shares from the sponsor to Space Frontier Investment Holding Limited and our directors included restrictions on the sale or transfer of those shares, as well as other rights and obligations, identical to that between us and our sponsor, except that only our sponsor is obligated to forfeit shares in the event that no over-allotment option is exercised in connection with the closing of our initial public offering.

The Initial Shareholders have agreed to forfeit up to 187,500 Insider Shares to the extent that the over-allotment option is not exercised in full so that the Initial Shareholders collectively own 20% of the number of Class A ordinary shares and Class B ordinary shares outstanding shares upon completion of the Proposed Public Offering (assuming the Initial Shareholders do not purchase any Public Shares in the IPO and excluding the Private Units). As of March 31, 2023, 1,437,500 Insider Shares were issued and outstanding and none of the Insider Share are subject to forfeiture as a result of the underwriters’ full exercise of the over-allotment option on March 28, 2023.

The sponsor, as well as our advisor Space Frontier Investment Holding Limited, and our current and past directors have agreed not to transfer, assign or sell its founder shares until the earlier to occur of: (i) one year after the date of the consummation of the Company’s Initial Business Combination or (ii) the date on which the closing price of the Company’s Class A ordinary shares equals or exceeds $12.50 per Class A ordinary share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing six months after our initial business combination.

The sponsor or affiliates of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as the Company may require, of which up to $1,151,000 of such loans may be convertible into up to an additional 115,100 Private Units at a price of $10.00 per unit (the “Working Capital Units”), and, in connection therewith, will issue and deliver up to an aggregate of 115,100 rights (the “Working Capital Rights”) and 115,100 warrants (the “Working Capital Warrants”). Working Capital Warrants are not transferrable (except to certain permitted transferees as described in the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, until after the consummation by the Company of an initial Business Combination. Working Capital Warrants are issuable in the same form as the Public Warrants, except that they shall not be redeemable by the us so long as they are held by their initial purchasers or any of permitted transferees thereof.

Promissory Note — Related Party

On July 15, 2022, the sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Proposed Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the closing of the Proposed Public Offering or (2) the date on which the Company determines not to conduct an initial public offering of its securities. Effective on March 28, 2023, the Company and the sponsor entered into an extension agreement pursuant to which the sponsor agreed to extend the promissory note to May 31, 2023.

As of March 31, 2023, the sponsor provided promissory notes of aggregating $380,340.

Administrative Services Agreement

The Company is obligated, commencing on March 28, 2023, to pay the sponsor a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial Business Combination.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the founder shares, private placement units, Class A ordinary shares underlying the private placement warrants, and securities that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The Company has granted EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters a 45-day option from the date of this offering to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On March 28, 2023, the underwriters fully exercised the over-allotment option to purchase 750,000 units, generating gross proceeds to the Company of $7,500,000 (see Note 3).

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,150,000. In addition, the underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $2,012,500, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Note 7 — Shareholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2031, there were 343,125 shares of Class A ordinary shares issued or outstanding (excluding 5,750,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On October 25, 2022, the Company issued 2,156,250 shares of Class B ordinary shares. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. As a result, as of February 10, 2023 there were 1,437,500 Class B ordinary shares (“founders shares”) issued and outstanding. As of March 31, 2023, there were 1,437,500 shares of Class B ordinary shares issued and outstanding. As a result of the underwriters’ full exercise of the over-allotment option on March 31, 2023, there are no Insider Share subject to forfeiture.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-sixth (1/6) of a share of Class A ordinary share upon consummation of the Company’s initial Business Combination, even if the holder of such right redeemed all shares of Class A ordinary share held by it in connection with the initial Business Combination or an amendment to the Company’s certificate of incorporation with respect to the Company’s pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-sixth (1/6) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares of Class A ordinary share upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary share will receive in the transaction on an as-converted into Class A ordinary share basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, a holder must hold rights in multiples of six in order to receive shares for all of its rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of warrants and rights will not receive any of such funds with respect to their warrants and rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants and rights, and the warrants and rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the warrants and rights may expire worthless.

Warrants — Each warrant entitles the registered holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments, at any time commencing on the later of (i) 12 months from the closing of the Proposed Public Offering, or (ii) 30 days after the completion of the Company’s Initial Business Combination.

However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within 120 days from the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years after the completion of the Company initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at a Newly Issued Price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any founders’ shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to warrant holders (the “Force-Call Provision”), and

●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of shares of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the fair market value by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Except as described above, no public warrants will be exercisable and the Company will not be obligated to issue shares of Class A ordinary shares unless at the time a holder seeks to exercise such warrant, a prospectus relating to the shares of Class A ordinary shares issuable upon exercise of the warrants is current and the shares of Class A ordinary shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the shares of Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure that it will be able to do so and, if the Company does not maintain a current prospectus relating to the shares of Class A ordinary shares issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the registration statement relating to the shares of Class A ordinary shares issuable upon the exercise of the warrants is not current or if the shares of Class A ordinary shares is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

Note 8 — Derivative Warrant Liabilities

As of March 31, 2023, the Company had 343,125 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Initial Public Offering except that the private warrants will be entitled to registration rights. The private warrants will be exercisable (even if a registration statement covering the Class A ordinary shares issuable upon exercise of such warrants is not effective) on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The private warrants (including the Class A ordinary shares issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination except to permitted transferees.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2023, the carrying values of cash, promissory note – related party and other payables approximated their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants were classified as Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value of held to maturity securities as follows.

	Level	March 31, 2023
Description
Assets:
Cash held in trust account	1	$58,527,308

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$62,400

The fair value of the Private Warrants was estimated using Binomial model on March 28, 2023, which approximated the fair value of the Private Warrants on March 31, 2023.

The estimated fair value of the Private Warrants is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

March 28, 2023
Volatility	9.30%
Stock price	10.00
Expected life of the warrants to convert	5.76
Risk free rate	3.63%
Dividend yield	0.00%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Oak Woods Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Whale Bay International Company Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company, incorporated on March 11, 2022, as a Cayman Islands exempted company. We were formed for the purpose of entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not selected any Business Combination target and we have not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination. Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets that are in the public and private healthcare, medical services and technology-enabled healthcare services sectors in the Asia-pacific region.

As of March 31, 2023, we have not commenced any operations. All activities through March 31, 2023 were related to the Company’s formation and the IPO. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 11, 2022 (inception) through March 31, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of $17,984, which resulted from operating expenses of $43,943, offset by interest income of $4,901 on the operating account and interest income of $21,058 on the trust account.

For the period from March 11, 2022 through March 31, 2022, we had a net loss of $10,250, which resulted from operating expenses of $10,250.

Liquidity and Capital Resources

On March 28, 2023, we consummated the initial public offering (“IPO”) of 5,750,000 units (the “Public Units’), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $57,500,000. Simultaneously with the IPO, we sold to our Sponsor 343,125 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $3,431,250. Each Unit consists of one share of Class A ordinary share, par value $0.0001 per share (the “Shares”), one redeemable warrant entitling its holder to purchase one Share at a price of $11.50 per Share, and one right to receive one-sixth (1/6) of one share upon the consummation of our initial business combination.

For the three months ended March 31, 2023, net cash used in operating activities was $100,107, which was due to net loss of $17,984, adjusting interest income of $21,058 earned on trust account and changes in operating assets and liabilities of $61,065.

As of March 31, 2023, we had cash of $967,356 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of March 31, 2023, the Company had working capital of $520,661 and cash of $967,356. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,151,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Registration Rights

The holders of the founder shares, Private Placement Units, shares being issued to the underwriters of the Initial Public Offering, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Note — Related Party

On July 15, 2022, the sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Proposed Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the closing of the Proposed Public Offering or (2) the date on which the Company determines not to conduct an initial public offering of its securities. Effective on March 28, 2023, the Company and the sponsor entered into an extension agreement pursuant to which the sponsor agreed to extend the promissory note to May 31, 2023.

As of March 31, 2023, the sponsor provided promissory notes of aggregating $380,340.

Administrative Services Agreement

The Company is obligated, commencing on March 28, 2023, to pay the sponsor a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial Business Combination.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriter partially exercised in full, and the additional Units were issued on March 23, 2023.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $1,150,000 in the aggregate. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $2,012,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

The redeemable ordinary shares are included in the denominator of the EPS calculation reflecting a single class of common shares. This is because the redemption feature for all of the ordinary shares is at fair value, and therefore it does not create a different class of shares or other EPS adjustment (i.e. no adjustment to the numerator). The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other shareholders, because the shares could be sold on the open market.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Mr. Lixin Zheng, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on March 24, 2023. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 28, 2023, we consummated our IPO of 5,750,000 units (the “Public Units”), which includes the full exercise of the underwriter’s over-allotment option of 750,000 Public Units. Each Unit consists of one share of Class A Ordinary Share (“Class A Ordinary Share”), one redeemable warrant (“Warrant”) entitling its holder to purchase one share of Class A Ordinary Share at a price of $11.50 per share, and one right (“Right”) to receive one-sixth (1/6) of a share of Class A Ordinary Share upon the consummation of an initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000.

Simultaneously with the closing of the IPO on March 28, 2023, we consummated the private placement (“Private Placement”) with Whale Bay International Company Limited, our sponsor, purchasing units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,431,250.

The terms of the Private Units are identical to the Public Units except that the purchaser in the Private Placement agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination; the purchaser was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units; the purchaser agreed to certain voting restrictions and agreed to vote the underlying shares of Class A Ordinary Share in favor of any proposed initial business combination; and the purchaser agreed to not redeem the underlying shares of Class A Ordinary Share.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On March 28, 2023, a  total of $58,506,250 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK WOODS ACQUISITION CORPORATION

Date: May 19, 2023	/s/ Lixin Zheng
	Name:	Lixin Zheng
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)