Form 10-Q
period 2023-06-30
Oak Woods Acquisition Corp
filed 2023-08-14
CIK 1945422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 6,093,125 Class A ordinary shares, par value $0.0001 per share, and 1,437,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

OAK WOODS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheets as of June 30, 2023 and December 31, 2022	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022 and for the period from March 11, 2022 (inception) through June 30, 2022	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2023 and 2022	3

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2023 and for the period from March 11, 2022 (inception) through June 30, 2022	4

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 and for the period from March 11, 2022 (inception) through June 30, 2022	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Control and Procedures	25

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

i

PART I – FINANCIAL STATEMENTS

OAK WOODS ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash	$395,972	$33,478
Other current assets	52,500	—
Total Current Assets	448,472	33,478

Investments held in the Trust Account	59,201,636	—
Deferred offering costs	—	234,428
Total Assets	$59,650,108	$267,906

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Promissory note – related party	$—	$295,000
Due to a related party	30,000	—
Accrued expenses and other payable	3,955	14,208
Derivative Warrant Liability – Private Warrant	11,100	—
Total Current Liabilities	45,055	309,208

Deferred underwriting commission	2,012,500	—
Total Liabilities	2,057,555	309,208

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 and nil shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, at redemption value	53,968,082	—

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 343,125 and nil shares issued and outstanding as of June 30, 2023 and December 31, 2022 (excluding 5,750,000 and nil shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	34	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,437,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	144	144
Additional paid-in capital	3,151,495	24,856
Retained earnings (accumulated deficit)	472,798	(66,302)
Total Shareholders’ Equity (Deficit)	3,624,471	(41,302)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$59,650,108	$267,906

The accompanying notes are an integral part of the unaudited condensed financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUIDTED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 11, 2022 (Inception) through June 30,
	2023	2022	2023	2022

Formation and operating costs	$177,973	$2,392	$221,916	$12,642
Operating expenses	(177,973)	(2,392)	(221,916)	(12,642)

Other income:
Interest income	9,429	—	14,330	—
Income earned on investments held in Trust Account	674,328	—	695,386	—
Changes in fair value of warrant liabilities	51,300	—	51,300	—
Total other income	735,057	—	761,016	—

Net income (loss) attributable to ordinary shares	$557,084	$(2,392)	$539,100	$(12,642)

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	5,750,000	—	2,986,188	—
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.17	$—	0.40	—

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares*	1,780,625	1,250,000	1,615,698	1,250,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.23)	$(0.00)	(0.40)	(0.01)

*	The basic and diluted weighted average shares outstanding, non redeemable ordinary shares for the period from March 11, 2022 (inception) through June 30, 2022 excludes an aggregate of up to 187,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 28, 2023, the over-allotment option was fully exercised.

The accompanying notes are an integral part of these unaudited condensed financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

			Ordinary Shares				Additional		Retained Earnings	Total Shareholder’s
	Preferred stock		Class A		Class B		Paid-in	Subscription	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	(Deficit)
Balance as of March 31, 2023	—	$—	343,125	$34	1,437,500	$144	$5,450,295	$—	$(84,286)	$5,366,187
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(2,298,800	—	—	(2,298,800)
Net loss	—	—	—	—	—	—	—	—	557,084	557,084
Balance as of June 30, 2023	—	$—	343,125	$34	1,437,500	$144	$3,151,495	$—	$472,798	$3,624,471

Balance as of March 31, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$(25,000)	$(10,250)	$(10,250)

Net loss	—	—	—	—	—	—	—	—	(2,392)	(2,392)
Balance as of June 30, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$(25,000)	$(12,642)	$(12,642)

The accompanying notes are an integral part of these unaudited condensed financial statements

3

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND FOR THE PERIOD FROM MARCH 11, 2022
(INCEPTION) THROUGH JUNE 30, 2022

			Ordinary Shares				Additional		Retained Earnings	Total Shareholder’s
	Preferred stock		Class A		Class B		Paid-in	Subscription	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	(Deficit)
Balance as of December 31, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$—	$(66,302)	$(41,302)
Sale of public units in initial public offering	—	—	5,750,000	575	—	—	57,499,425	—	—	57,500,000
Sale of private placement units	—	—	343,125	34	—	—	3,431,216	—	—	3,431,250
Allocation of fair value of private warrants	—	—	—	—	—	—	(62,400)	—	—	(62,400)
Underwriting commission	—	—	—	—	—	—	(3,162,500)	—	—	(3,162,500)
Offering costs	—	—	—	—	—	—	(611,595)	—	—	(611,595)
Reclassification of common stock subject to redemption	—	—	(5,750,000)	(575)	—	—	(51,578,905)	—	—	(51,579,480)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(2,388,602)	—	—	(2,388,602)
Net income	—	—	—	—	—	—	—	—	539,100	539,100
Balance as of June 30, 2023	—	$—	343,125	$34	1,437,500	$144	$3,151,495	$—	$472,798	$3,624,471

Balance as of March 11, 2022 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Founder shares issued to initial shareholder	—	—	—	—	1,437,500	144	24,856	(25,000)	—	—
Net loss	—	—	—	—	—	—	—	—	(12,642)	(12,642)
Balance as of June 30, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$(25,000)	$(12,642)	$(12,642)

The accompanying notes are an integral part of these unaudited condensed financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2023	For the Period from March 11, 2022 (Inception) through June 30, 2022
Cash Flows from Operating Activities:
Net loss	$539,100	$(12,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(695,386)	—
Changes in fair value of warrant liabilities	(51,300)	—
Changes in operating assets and liabilities:
Other current assets	(52,500)	—
Due to a related party	30,000	—
Accounts payable and accrued expenses	(61,065)	2,392
Net cash used in operating activities	(291,151)	(10,250)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(58,506,250)	—
Net cash provided by (used in) investing activities	(58,506,250)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units in Public Offering	57,500,000	—
Proceeds from sale of private placement units	3,431,250	—
Proceeds from related parties	85,340	144,000
Repayment of promissory note to a related party	(380,340)	—
Payment of underwriting commission	(1,150,000)	—
Payment of offering costs	(326,355)	(133,750)
Net cash provided by financing activities	59,159,895	10,250

Net change in cash	362,494	—
Cash at beginning of period	33,478	—
Cash at end of period	$395,972	$—

Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to redemption	$51,579,480	$—
Initial classification of derivative warrant liabilities – private warrant	$62,400	$—
Deferred underwriting’ commission fees payable	$2,012,500	$—
Accretion of carrying value to redemption value of redeemable ordinary shares	$2,388,602	$—
Offering costs paid by the Sponsor on behalf of the Company	$—	$50,000

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

As of June 30, 2023, the Company had not commenced any operations. All activities through June 30, 2023 were related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,774,095, consisted of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $611,595 of other offering costs. As of June 30, 2023, cash of $395,972 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Going Concern Consideration

As of June 30, 2023, the Company had $395,972 in cash and working capital of $403,417. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Insider Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Initial Public Offering and the Private Placement proceeds that are due from the Sponsor.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form S-1 on March 20, 2023.   In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of June 30, 2023, the Company recorded accretion of $2,388,602.

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

As of June 30, 2023, the amount of Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	1,003,390
Proceeds allocated to public rights	1,293,815
Allocation of offering costs related to redeemable shares	3,623,315
Plus
Accretion of carrying value to redemption value	2,388,602
Class A ordinary shares subject to possible redemption	$53,968,082

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, other payables, and promissory note due to sponsor are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the three and six months ended June 30, 2023. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 11, 2022 (Inception) through June 30,
	2023	2022	2023	2022

Net loss	$557,084	$(2,392)	$539,100	$(12,642)
Accretion of redeemable ordinary shares to redemption value	(2,298,800)	—	(2,388,602)	—
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,741,716)	$(2,392)	$(1,849,502)	$(12,642)

	Three Months Ended June 30,
	2023		2022
	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(1,329,885)	$(411,831)	$—	$(2,392)
Accretion of redeemable ordinary shares to redemption value	2,298,800	—	—	—
Allocation of net income (loss)	$968,915	$(411,831)	$—	$(2,392)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,780,625	—	1,250,000
Basic and diluted net income (loss) per ordinary share	0.17	(0.23)	—	(0.00)

	Six Months Ended June 30, 2023		For the period from March 11, 2022 (inception) through June 30, 2022
	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(1,200,152)	$(649,350)	$—	$(12,642)
Accretion of redeemable ordinary shares to redemption value	2,388,602	—	—	—
Allocation of net income (loss)	$1,188,450	$(649,350)	$—	$(12,642)

Denominator:
Basic and diluted weighted average shares outstanding	2,986,188	1,615,698	—	1,250,000
Basic and diluted net income (loss) per ordinary share	0.40	(0.40)	—	(0.01)

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

The Initial Shareholders have agreed to forfeit up to 187,500 Insider Shares to the extent that the over-allotment option is not exercised in full so that the Initial Shareholders collectively own 20% of the number of Class A ordinary shares and Class B ordinary shares outstanding shares upon completion of the Proposed Public Offering (assuming the Initial Shareholders do not purchase any Public Shares in the IPO and excluding the Private Units). As of June 30, 2023, 1,437,500 Insider Shares were issued and outstanding and none of the Insider Share are subject to forfeiture as a result of the underwriters’ full exercise of the over-allotment option on March 28, 2023.

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

In June 2023, the Company repaid promissory notes due to the sponsor. As of June 30, 2023, the Company had no promissory notes due to related parties.

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

For the three and six months ended June 30, 2023, the Company accrued administrative service expenses of $30,000 and $30,000, respectively. As of June 30, 2023, the Company did not pay the service fee to the sponsor.

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

Note 7 — Shareholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023, there were 343,125 shares of Class A ordinary shares issued or outstanding (excluding 5,750,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On October 25, 2022, the Company issued 2,156,250 shares of Class B ordinary shares. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. As a result, as of February 10, 2023 there were 1,437,500 Class B ordinary shares (“founders shares”) issued and outstanding. As of June 30, 2023, there were 1,437,500 shares of Class B ordinary shares issued and outstanding. As a result of the underwriters’ full exercise of the over-allotment option on June 30, 2023, there are no Insider Share subject to forfeiture.

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

Note 8 — Derivative Warrant Liabilities

As of June 30, 2023, the Company had 343,125 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of June 30, 2023, the carrying values of cash, and other payables approximated their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of cash held in trust account. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. The Private Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value of held to maturity securities as follows.

	Level	June 30, 2023
Description
Assets:
Cash held in trust account	1	$59,201,636

Liabilities:
Derivative Warrant Liability – Private Warrant	2	$11,100

Initial Measurement

The fair value of the Private Warrants was estimated using Binomial Model on March 28, 2023.

The Private Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. The estimated fair value of the Private Warrants is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Binomial Model for the Private Warrants were as follows at initial measurement:

March 28, 2023
Volatility	9.30%
Stock price	10.00
Expected life of the warrants to convert	5.76
Risk free rate	3.63%
Dividend yield	0.00%

Subsequent Measurement

The Company’s Public Warrants began trading separately on March 28, 2023. The Private Warrants were estimated using the Public Warrants publicly listed trading price, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 Private Warrants that are measured at fair value on a recurring basis:

Initial measurement of Private Warrants on March 28, 2023	$62,400
Changes in fair value of Private Warrants	-
Fair value at March 31, 2023	62,400
Changes in fair value of Private Warrants	(51,300)
Private Warrants fair value changes from Level 3 to Level 2	(11,100)
Fair value at June 30, 2023	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $11,100.

Note 10 — Subsequent Events — Merger Agreement and Related Matters

Merger Agreement

On August 11, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li , in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”).

More complete information about the Merger Agreement and related support agreements are filed with the Current Report on Form 8-K filed on August 14, 2023.

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

As of June 30, 2023, we have not commenced any operations. All activities through June 30, 2023 were related to the Company’s formation, the IPO  , and searching for a Business Combination target. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

Recent Development

On August 11, 2023, we entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of us (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li , in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of us (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”).

More complete information about the Merger Agreement and related support agreements are filed with the Current Report on Form 8-K filed on August 14, 2023.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 11, 2022 (inception) through June 30, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $557,084, which resulted from interest income of $9,429 on the operating account, interest income of $674,328 on the trust account, a downward change in fair value of warrant liabilities of $51,300, partially offset by operating expenses of $177,973.

For the six months ended June 30, 2023, we had net income of $539,100, which resulted from interest income of $14,330 on the operating account, interest income of $695,386 on the trust account, a downward change in fair value of warrant liabilities of $51,300, partially offset by operating expenses of $221,916.

For the three months ended June 30, 2022, we had a net loss of $2,392, which resulted from operating expenses of $2,392.

For the period from March 11, 2022 through June 30, 2022, we had a net loss of $12,642, which resulted from operating expenses of $12,642.

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

For the six months ended June 30, 2023, net cash used in operating activities was $291,151, which was due to net income of $539,100, adjusting interest income of $695,386 earned on trust account and changes in fair value of warrant liabilities of $51,300, and changes in operating assets and liabilities of $83,565.

As of June 30, 2023, we had cash of $395,972 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of June 30, 2023, the Company had working capital of $403,417. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,151,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In June 2023, the Company repaid promissory notes due to the sponsor. As of June 30, 2023, the Company had no promissory notes due to related parties.

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

For the three and six months ended June 30, 2023, the Company accrued administrative service expenses of $30,000 and $30,000, respectively. As of June 30, 2023, the Company did not pay the service fee to the sponsor.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Mr. Lixin Zheng, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

OAK WOODS ACQUISITION CORPORATION

Date: August 14, 2023	/s/ Lixin Zheng
	Name:	Lixin Zheng
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)