Form 10-K
period 2023-12-31
Oak Woods Acquisition Corp
filed 2024-04-16
CIK 1945422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2023, as reported on the NASDAQ Capital Market, was approximately $58,995,000.

As of April 9, 2024, 6,093,125 Class A ordinary shares, par value $0.0001 per share, and 1,437,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference

Portions of the registrant’s preliminary proxy statements on Schedule 14A filed with the SEC on February 12, 2024 and March 7, 2024 are incorporated herein by reference into Part III of this Form 10-K to the extent stated herein.

i

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	references to “amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that we will adopt prior to the consummation of the proposed merger transaction with Huajin;

●	references to “we,” “us” or “our company” are to Oak Woods Acquisition Corporation, a Cayman Islands exempted company;

●	references to “China” or the “PRC” refer to the People’s Republic of China, including Hong Kong and Macau;

●	references to “Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	references to “Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	references to the “Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	references to “founder shares” are to the 1,437,500 Class B ordinary shares currently held by the initial shareholders (as defined below);

●	references to “Huajin” refer to Huajin (China) Holdings Limited, a Cayman Islands exempted company and its subsidiaries;

●	references to our “initial shareholders” are to our sponsor and any other holder of founder shares, including our officers and directors, and our advisor Space Frontier Investment Holding Limited;

●	references to “ordinary shares” are to our Class A ordinary shares and Class B ordinary shares;

●	references to our “management” or our “management team” are to our officers and directors;

●	references to “Merger Sub” in this annual report refer to Oak Woods Merger Sub Inc., a Cayman Islands company and wholly-owned subsidiary of Oak Woods Acquisition Corporation;

●	references to our “private shares” or “private placement shares” are to the Class A ordinary shares included in the private units as well as any Class A ordinary shares that may be issued upon conversion of working capital loans;

●	references to our “private units”, “private placement units” or “insider units” are to the units, each consisting of one Class A ordinary share, one right and one redeemable warrant, that our sponsor purchased privately from us in a private placement concurrent with our initial public offering (the “IPO”) , as well as any units that may be issued upon conversion of working capital loans;

●	references to our “private rights” or “private placement rights” are to the rights included in the private units as well as any rights that may be issued upon conversion of working capital loans;

●	references to our “private warrants” or “private placement warrants” are to the warrants included in the private units as well as any warrants that may be issued upon conversion of working capital loans;

●	references to our “public shares” are to Class A ordinary shares which are being sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market)

●	references to our “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	references to our “public rights” are to the rights sold as part of the units in our IPO (whether they are subscribed for in our IPO or in the open market);

●	references to our “public warrants” are to the redeemable warrants sold as part of the units in our IPO (whether they are subscribed for in our IPO or in the open market);

●	references to the “representative” are to EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters;

●	references to our “sponsor” are to Whale Bay International Company Limited, a British Virgin Islands business company;

●	references to our “warrants” are to the public warrants as well as the private warrants and any warrants included in private units issued upon conversion of working capital loans; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination with Huajin (China) Holdings Limited, or any other initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	the liquidity and trading of our public securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1. Business

Overview

We are a blank check company newly incorporated as a Cayman Islands exempted company on March 11, 2022. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking (being March 16, 2022), no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We were incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with our company.

On October 25, 2022, we issued an aggregate of 2,156,250 Class B ordinary shares to our sponsor, Whale Bay International Company Limited. The aggregate purchase price for the founder shares was $25,000, or approximately $0.012 per share. On sponsor assigned, for nominal consideration, 420,000 Class B shares to Space Frontier Investment Holding Limited, which shall act its business advisor, 350,000 shares to Fen Zhang, our former CEO and Chairman of the board of directors, and 10,000 shares to each of our independent directors including John O’Donnell, Mitchell Cariaga, and Lauren Simmons. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023, resulting in there being an aggregate of 1,437,500 founder shares outstanding.

On March 28, 2023, we consummated our initial public offering of 5,750,000 units (the “OAKU Public Units”), inclusive of the over-allotment option of 750,000 OAKU Public Units. Each unit consisted of one OAKU Class A Ordinary Share, par value $0.0001, one redeemable warrant, and one right to receive one-sixth (1/6) of an OAKU Class A Ordinary Share upon consummation of a business combination. The OAKU Public Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of the IPO, we consummated a private placement (“Private Placement”) with our sponsor, Whale Bay International Company Limited (the “Sponsor”) for the purchase of 343,125 private units (the “OAKU Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,431,250, pursuant to the Private Placement Unit Subscription Agreement dated March 27, 2023. Each OAKU Private Unit is identical to OAKU Public Units sold in the Initial Public Offering, except that the Private Units, so long as they are held by our sponsor (and/or its designees), (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

As of March 28, 2023, a total of $58,506,250 of the net proceeds from the Initial Public Offering, and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders. As of March 31, 2024, the amount held in trust was $61,551,081.51.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. Other than the proposed merger transaction with Huajin, we are not a party to any binding agreement with any other target entity. We presently have no revenue and have had losses since inception from incurring formation and operating costs since completion of our IPO. The OAKU Public Units, OAKU Shares, OAKU Warrants and OAKU Rights are each quoted on the Nasdaq Capital Market, under the symbols “OAKUU,” “OAKU”, “OAKUW” and “OAKUR”, respectively. Each of OAKU Public Units consists of one OAKU Share, one OAKU Warrant to purchase one half of a OAKU Share. OAKU Public Units commenced trading on the Nasdaq Capital Market on March 24, 2023. OAKU Shares, OAKU Warrants and OAKU Rights commenced trading on the Nasdaq Capital Market on May 19, 2023.

On August 11, 2023, a Merger Agreement and Plan of Reorganization ( as amended from time to time, the “Merger Agreement”) was entered by and among the Company, Huajin (China) Holdings Limited (“Huajin”), Xuehong Li (as the “Shareholders’ Representative”) and Oak Woods Merger Sub Inc. (the “Merger Sub”), and the transactions contemplated thereby, (collectively referred to as the “business combination”) and to authorize the directors and officers of the Company to undertake all such matters and do all such things as may be required to give effect to the business combination. On February 2, 2024, an unexecuted form of an amendment to the Merger Agreement by us, Huajin, Merger Sub, and the Shareholders’ Representative was filed together with our PRE-14A proxy soliciation statement. On March 23, 2024, the Merger Agreement was amended by Agreement to Extend The Merger Agreement and Plan of Reorganization to extend the termination date of the proposed business combination transaction from March 23, 2024 to June 28, 2024 (the “First Amendment”).

Pursuant to the Merger Agreement, the Merger Sub will merge with and into Huajin, with Huajin surviving the merger (the “business combination”). As a result, Huajin will become our wholly-owned subsidiary. We will issue to the former holders of the share capital of Huajin our Class A ordinary shares (the “OAKU Class A Ordinary Shares” or the “OAKU Shares”). The number of Class A ordinary shares to be issued is equal to $250,000,000 subtracting the total liabilities of Huajin on closing of business combination, divided by $10.00 per share. Pursuant to our amended and restated memorandum and articles of association, effective as of immediately prior to the Closing, our issued and outstanding class B ordinary shares, par value $0.0001 per share (the “OAKU Class B Ordinary Shares”), will convert automatically on a one-for-one basis into our class A ordinary shares, par value $0.0001 per share. The “OAKU Class A Ordinary Shares,” and, together with the OAKU Class B Ordinary Shares, are referred to herein as the “OAKU Ordinary Shares”). Contemporaneously, upon the completion of the business combination, all of the currently authorized and issued and outstanding OAKU Class B Ordinary Shares will be reclassified and redesignated into OAKU Class A Ordinary Shares on a one-for-one basis, and contemporaneously with that, all of the authorized and issued and outstanding OAKU Class A Ordinary Shares will be reclassified and redesignated of into ordinary shares of OAKU on a one-for-one basis. Upon the completion of the business combination, the OAKU Ordinary Shares will refer to ordinary shares of OAKU.

Prior to the consummation of the a business combination, the holders of a majority of our ordinary shares attending a shareholder’s meeting (at which there is a quorum) must approve the transactions contemplated by the Merger Agreement (the “Shareholder Approval”). In connection with obtaining the Shareholder Approval, we are required to call a special meeting of our ordinary shareholders and prepare and file with the SEC a proxy statement on the form of Schedule 14A, which will be mailed to all shareholders entitled to vote at the meeting.

Unlike other similarly structured blank check companies, and pursuant to the terms of our amended and restated memorandum and articles of association, in the event that the Company does not consummate a Business Combination by 12 months from the consummation of the IPO (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 15 months or 18 months, as applicable (each period as so extended, an “Extended Period”), by depositing into the trust account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 15 months, and any Extended Period will automatically be extended to 18 or 21 months, as applicable, in the event that the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination during the applicable period).

On August 11, 2023 we filed an 8-K announcing the Merger Agreement and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending Purchaser’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024. Should we fail to complete our business combination by June 28, 2024, our initial shareholders will be required to deposit into the trust account an amount of $0.10 per unit to effectuate any subsequent Extension Periods as defined in our amended and restated memorandum and articles of association.

The consummation of the proposed business combination is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed business combination, see our Current Reports on Form 8-K filed with the SEC on August 14, 2023, the Preliminary Proxy Statement on Schedule 14A filed with the SEC on February 12, 2024 and March 7, 2024, and subsequent filings with the SEC. Unless specifically stated, this Form 10-K does not give effect to the proposed business combination and does not contain a description of the risks associated with the proposed business combination. Such risks and effects relating to the proposed business combination are described in the preliminary proxy statements on Schedule 14-A filed the SEC.

Acquisition Strategy

Our acquisition strategy will leverage our team’s network of industry, private equity and capital market industry relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants, which we believe should provide us with a number of potential target businesses with which we may consummate an initial business combination. We intend to deploy a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our relationships, capital and capital markets expertise and operating experience of our management team members, can help accelerate the target business’ growth and performance. In order to maximize the quality and objective assessment of the viability and value of a potential target acquisition, any business combination undertaken by the Company will be reviewed and approved by a majority of our independent directors prior to being submitted to the shareholders for a vote or undertaking a tender offer should it be necessary under applicable regulation as discussed elsewhere in this annual report.

Although there is no restriction or limitation on what industry or geographic region our target operates in, it is our intention to pursue prospective targets that are in the public and private healthcare, medical services and technology-enabled healthcare services sectors, and we will look for companies with established brands, stable cash flow, and readiness to access capital markets. In addition, we want to find companies that are truly technology driven and have strong industry competencies in the healthcare services industry.

While we will give priority to companies in technology-enabled healthcare and medical services sectors, we will have no specific industry restriction, and we plan on exploring opportunities in enterprise services, artificial intelligence, culture and media, computer and internet technologies, new consumer brands, blockchain and other areas that show the interest of investors.

We intend to leverage our management team’s collective background in capital market, business management, investment, finance, technology, and the private equity industry in Asia and North America, as well as their broad network to identify the most valuable target companies among what we believe will be a large pool of potential acquisition candidates. Our experienced management team will conduct careful technology and business diligence on potential target companies. We believe that we can provide in-depth business management expertise to guide a target company in streamlining its operations and enhance its product development and service offerings. In addition, we believe we can provide capital market support to assist a target company to improve the company’s transparency in the capital markets and guide the company in raising sufficient fund to support its growth.

Investment Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. In addition to the factors listed above, we have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see the justification to do so.

●	Middle-Market Growth Business. We believe that a substantial number of potential target businesses within this valuation range can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Companies with Opportunity to Strengthen Management and Add Value. We expect to focus on the management team of the potential target company, which we look to have strong entrepreneurial and management experience, excellent values, adaptability, and the ability to deal with a variety of complex situations, as well as a variety of potential challenges.

●	Potential to Expand into a Multinational Technology Enterprise. We intend to prioritize technology businesses in Asia-pacific market where there are opportunities to expand internationally to dominate global market share. We prefer to look for industries where a sizable and growing global market is ripe for disruption.

●	Niche Leader and Specialized Business with Earning Growth Potential. We intend to seek target companies that have significant underexploited expansion opportunities in a niche sector. One of the key elements of our sponsor’s typical value creation approach is to acquire target companies to accelerate their growth. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of brand and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target Integrate acquisitions.

●	Long-term Revenue Visibility with Defensible Market Position. We intend to seek target companies that are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth. We wanted to find a technology-driven company in the healthcare services industry that has high barriers to entry and that would further be able to consolidate its strengths through a transaction with us.

●	Companies with Potential for Strong Free Cash Flow Generation. We intend to seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Attractive Valuations. We will seek target companies for our initial business combination based on disciplined valuation-centric metrics.

●	Benefit from Being a Public Company. We intend to acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly-traded company.

●	Strong EGS Practice. We will also look at the ESG (environmental, social, governance) efforts made by the company. We believe that a truly outstanding company should have a strong sense of social responsibility, in addition to an excellent management team and providing excellent products and services.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this annual report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange Commission. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Competitive Strengths

We believe the experience and contacts of our management team will give us distinct advantages in sourcing, structuring and consummating business combinations. However, none of our management team is obligated to remain with the company after a business combination, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to a business combination. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing a business combination.

●	Management.

Through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complimentary follow-on business arrangements. These contacts and sources include those in government, private and public companies around the world, private equity and venture capital funds, investment bankers, attorneys and accountants.

●	Significant Cross Border Business Experience.

We are a management team with significant experience in cross-border business globally. We understand the cultural, business and economic differences and opportunities that will allow us to negotiate a transaction. For Asia based companies, we provide the ability to help them bridge their overseas expansion in term of both capital raising and business activity.

●	Established Deal Sourcing Network and Personal Contacts.

We intend to maximize our pipeline of potential target investments by proactively approaching our management’s extensive network of contacts, including private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior investment experience and track record of our team will give us a competitive advantage when sourcing potential target business opportunities, relationships with private equity and venture capital firms, and through investment bankers who we believe are likely to provide us with potential combination targets.

●	Flexible Structure.

With publicly traded Class A ordinary shares and $57.50 million in trust, we have flexibility to be able to offer a target business a variety of options in structuring a transaction and funding future growth. Flexibility in using our public shares, debt, cash or a mixture of the foregoing, allows us to work with a target company to accommodate their needs.

●	Status as a Public Company

We believe that our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their stock, shares or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find this avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become a public company, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Public company status can offer further benefits by enhancing a company’s profile among potential new customers and vendors and attracting talented employees. While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These limitations include constraints on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

●	Financial Position and Flexibility.

With funds in the trust account of approximately USD $61,551,081.51 as of March 31, 2024 available to use for a business combination (assuming no shareholder seeks redemption of their shares or seeks to sell their shares to us in any tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us. Furthermore, redemptions in connection with our initial business combination could reduce the amount of funds available to be used in connection with such business combination.

Sourcing of Acquisition Targets

In evaluating a prospective target business, we will conduct a thorough due diligence review, which may encompass, among other things, meetings with management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us. Additionally, members of our management team have significant executive management and public company experience, and accordingly have developed a deep network of contacts and relationships that will provide us with an important source of acquisition opportunities. In addition, we anticipate that opportunities will be brought to our attention by various unaffiliated sources, including investment banks, private equity groups, consultants, accounting firms and other investment market participants.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent valuation, appraisal or accounting firm, that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team directly or indirectly, own founder shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. On August 11, 2023, the Company entered into the Merger Agreement with Huajin. The Merger Agreement was subsequently amended on March 23, 2024 to extend its duration to permit the parties thereto to complete a business combination to June 28, 2024. See “—Overview” for more information relating to the Merger Agreement amendments.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as an officer or director of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

We may pay a finder’s fee, consulting fee, or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction to firms or other individuals that specialize in business acquisitions, and are engaged by us to refer such target companies to us. In no event, however, will any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).

Evaluation of a target business and structuring of our initial business combination

In evaluating Huajin, we considered a variety of factors, including the following:

●	growth potential

●	brand recognition and potential

●	capital requirements

●	competitive position

●	barriers to entry

●	meetings with incumbent management and employees

●	document reviews

●	interviews of customers and suppliers

●	inspection of facilities

●	a review of financial and other information about the target and its industry.

These criteria are not intended to be exhaustive. In evaluating Huajin, we conducted an extensive due diligence review, which encompassed the factors above as well as other considerations deemed relevant by our management.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will be contracted to remain with the combined company will be made at the time of our initial business combination.

Following the a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

Although we may seek shareholder approval before we effect our initial business combination, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes
Entering into contractual agreements with a target to obtain control	No

Additionally, under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as adopting an incentive stock plan or amending our charter. So long as we obtain and maintain a listing of our securities on Nasdaq, we will be required to comply with such rules.

Redemption rights for public shareholders upon consummation of our initial business combination

Prior to the consummation of a business combination, the holders of a majority of our ordinary shares attending a shareholder’s meeting (at which there is a quorum) must approve the transactions. In connection with obtaining the Shareholder Approval, we are required to call a special meeting of our ordinary shareholders and prepare and file with the SEC a proxy statement on the form of Schedule 14A, which will be mailed to all shareholders entitled to vote at the meeting.

Unlike other similarly structured blank check companies, and pursuant to the terms of our amended and restated memorandum and articles of association, in the event that the Company does not consummate a Business Combination by 12 months from the consummation of the IPO (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 15 months or 18 months, as applicable (each period as so extended, an “Extended Period”), by depositing into the trust account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 15 months, and any Extended Period will automatically be extended to 18 or 21 months, as applicable, in the event that the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination during the applicable period).

On August 11, 2023 we filed an 8-K announcing the Merger Agreement and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending Purchaser’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024. Should we fail to complete our business combination by June 28, 2024, our initial shareholders will be required to deposit into the trust account an amount of $0.10 per unit to effectuate any subsequent Extension Periods as defined in our amended and restated memorandum and articles of association. The consummation of the proposed business combination is subject to certain conditions as further described in the Merger Agreement.

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of March 31, 2024 is approximately $10.70 per public share (subject to increase of up to an additional $0.20 per ordinary share in the event that we elect to extend the period of time to consummate a business combination, as described in more detail in this Report). Our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private units and any public shares, as applicable, they may hold in connection with the completion of our business combination.

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares in connection with our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

We intend to hold a shareholder vote in connection with our business combination. In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and;

●	file proxy materials with the SEC.

We will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001 immediately prior to or upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 immediately prior to or upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with any such tender offer.

We will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders as well as the representative shares have agreed to vote their founder shares, private shares, and representative shares, as well as any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. As a result, we would need only 1,984,689 of the 5,750,000 public shares, or approximately 26%, sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved.

In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Permitted purchases and other transactions with respect to our securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Tendering share certificates in connection with a tender offer or redemption rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against the proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in any tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

Redemption of public shares and liquidation if no initial business combination

Prior to the consummation of the a business combination, the holders of a majority of our ordinary shares attending a shareholder’s meeting (at which there is a quorum) must approve the transactions contemplated by the Merger Agreement (the “Shareholder Approval”). In connection with obtaining the Shareholder Approval, we are required to call a special meeting of our ordinary shareholders and prepare and file with the SEC a proxy statement on the form of Schedule 14A, which will be mailed to all shareholders entitled to vote at the meeting.

Unlike other similarly structured blank check companies, and pursuant to the terms of our amended and restated memorandum and articles of association, in the event that the Company does not consummate a Business Combination by 12 months from the consummation of the IPO (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 15 months or 18 months, as applicable (each period as so extended, an “Extended Period”), by depositing into the trust account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 15 months, and any Extended Period will automatically be extended to 18 or 21 months, as applicable, in the event that the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination during the applicable period).

On August 11, 2023 we filed an 8-K announcing the Merger Agreement and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending Purchaser’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024. Should we fail to complete our business combination by June 28, 2024, our initial shareholders will be required to deposit into the trust account an amount of $0.10 per unit to effectuate any subsequent Extension Periods as defined in our amended and restated memorandum and articles of association. The consummation of the proposed business combination is subject to certain conditions as further described in the Merger Agreement.

If we are unable to consummate our initial business combination by June 28, 2024 (or December 28, 2024 if we fully extend the period of time to consummate a business combination, as described in more detail in this Report), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us (less up to $50,000 of interest to pay liquidation expenses, and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants and rights, which will expire worthless if we fail to complete our initial business combination by June 28, 2024 (or December 28, 2024 if we extend the period of time to consummate a business combination by the full amount of time) from the completion of our IPO.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by June 28, 2024 (or up to December 28, 2024 if we extend the period of time to consummate a business combination by the full amount of time). However, if our sponsor, officers or directors acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted up to 21 months as above described, if we extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within up to 21 months, as described above, if we extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $500,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.175. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.175.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum Asia CPAs LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.175 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.175 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.175 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.175 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.175 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $500,000 from the proceeds of our IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $500,000 (excluding underwriting commissions), we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000 (excluding underwriting commissions), the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.175 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

At a meeting to approve an initial business combination, any public shareholder voting either for or against such proposed business combination will be entitled to demand that his ordinary shares be redeemed for a pro rata portion of the amount then in the trust account (initially $10.175 per share (plus any pro rata interest earned on the funds held in the trust account less amounts necessary to pay our taxes).

Since we are seeking shareholder approval in connection with our business combination, we will consummate such transaction only if we have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed) and may force us to seek third party financing which may not be available on terms acceptable to us or at all.

Our amended and restated articles of incorporation provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon the consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any ordinary shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The requirement for physical or electronic delivery at or prior to the meeting ensures that a holder’s election to redeem his shares is irrevocable once the business combination is approved. There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise redemption rights. This is because a holder would need to deliver shares to exercise redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event the proposed business combination is not consummated, this may result in an increased cost to shareholders.

In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its public shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently maintain our executive offices at Nepean, Ontario, Canada. The cost for the space is included in the up to $10,000 monthly fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

The information on our website is not included as part of this annual report. We have registered our units, Class A ordinary shares, rights and warrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Those reports are available on the SEC’s EDGAR system at www.sec.gov. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Summary of Risk Factors

Below is a summary of the principal risks associated with an investment in the Company. This summary should not be relied upon as an exhaustive list of the material risks facing our business.

●	newly formed company without an operating history;

●	delay in receiving distributions from the trust account;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	deviation from acquisition criteria;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our shareholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	the delisting of our securities by Nasdaq;

●	dependence on a single target business with a limited number of products or services;

●	our shareholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares being redeemed and rights and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial shareholders controlling a substantial interest in us;

●	warrants’ adverse effect on the market price of our ordinary shares;

●	registration rights’ adverse effect on the market price of our ordinary shares;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our right agreement and warrant agreement.

Item 1A. Risk Factors

An investment in in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in this Annual Report on Form 10-K before deciding whether to invest in our units, Class A ordinary shares, warrants and rights. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. As a result, the market price of our securities could decline, and you may lose all or part of your investment.

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the proposed business combination transaction with Huajin. In addition, if we succeed in effecting the proposed business combination transaction with Huajin, we will face additional and different risks and uncertainties related to the business of Huajin. Such material risks relating to the proposed transaction are described in the Preliminary Proxy Statement on Schedule 14A filed with the SEC on February 12, 2024 and March 7, 2024.

Risks Related to the Merger Agreement

While the Merger Agreement, as amended, is in effect, we are subject to certain interim covenants.

On August 11, 20223, we entered into the Merger Agreement with Huajin, Merger Sub and the Shareholders’ Representative, pursuant to which the Merger Sub will merge with and into Huajin, with Huajin surviving the merger as a wholly-owned subsidiary of us. On March 23, 2024, the Merger Agreement was amended by the First Amendment, respectively entered into by us, Huajin, Merger Sub, and the Shareholders’ Representative.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The business combination may not be completed within the expected timeframe as described in the Merger Agreement, as amended, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated, and the failure to complete the business combination could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

There can be no assurance that the business combination between us, Huajin and Merger Sub will be completed in the expected timeframe as described in the Merger Agreement, or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the business combination, including, among others, (a) no provisions of any applicable law, and no order shall restrain or prohibit, or impose any condition on, the closing of the business combination; (b) the business combination shall have been completed and the certificate of merger shall have been received from the Registrar of Companies in the Cayman Islands; (c) all governmental approvals required for the business combination shall have been obtained; (d) there shall not be any action brought, commenced or threatened by any governmental authority or other person to enjoin, challenge, interfere with or otherwise restrict the consummation of the closing of the business combination; (e) our shareholders’ approval for the proposed business combination; (f) prior to or at the closing, before consummation of any PIPE investment or any other investment in our securities, after distribution of the Trust Account to deduct all amounts to be paid pursuant to the our share redemption, we shall have unrestricted cash on hand of not less than $5,000,000 before payment or deduction of any costs and expenses incurred with respect to the proposed business combination. In no event shall the our cash position prior to or at closing be less than the minimum required balance under applicable Securities Exchange Act and Nasdaq Regulations concerning Special Purpose Acquisition Companies; and (g) each of our directors and officers, other than Lixin Zheng, Mitchell Cariaga and Lauren Simmons shall provide their resignations as officers and directors, effective at closing, and the proposed new directors of us after the business combination shall have been appointed.

The Merger Agreement contains customary mutual termination rights for us and Huajin, which could prevent the consummation of the pending business combination, including a right for either party to terminate the Merger Agreement in certain cases if the proposed business combination was not completed by March 23, 2024 (the “Initial Termination Date”), subject to extension in certain cases. On March 23, 2024, the Merger Agreement was amended by the First Amendment to extend the Initial Termination Date to June 28, 2024 (the “Extended Termination Date), and such Extended Termination Date is subject to further extension to December 28, 2024, if the regulatory closing conditions are the only conditions that remain outstanding as of 11:59 p.m., Pacific time, on June 28, 2024.

The Merger Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties, or covenants under the Merger Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods). Additionally, the Merger Agreement provides termination rights, if certain conditions are met, including (1) for Huajin if we shall have breached any representation, warranty, agreement or covenant contained herein to be performed on or prior to the closing date; and (2) for us, if (a) Huajin shall have breached any representation, warranty, agreement or covenant contained herein to be performed on or prior to the closing date; or (b) there shall have been a material adverse effect on Huajin which is uncured and continuing; or (c) Huajin amends, changes or modifies or seeks to amend, change or modify the its disclosure schedules, financial statements or projections delivered to us pursuant to the Merger Agreement, and such change or modification will constitute a Material Adverse Change; or (d) if our shareholder’s meeting is held and the required shareholders’ approval for the business combination was not obtained; or (e) if the application of any law, regulation or rule under the Securities Act, Securities Exchange Act or any statute, regulation, or rule of one or more self regulatory bodies, including the SEC and Nasdaq, would in the sole discretion of us materially impair or frustrate the purpose of the Merger Agreement.

If the business combination is not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:

●	the market price of our Class A ordinary shares, warrants and rights may decline to the extent that current market prices reflect a market assumption that the proposed business combination transaction will be completed;

●	if the Merger Agreement is terminated under certain specified circumstances, Huajin may be required to pay a break-up fee of two million U.S. dollars ($2,000,000) to us under specified circumstances;

●	some costs related to the proposed business combination transaction must be paid whether or not the transaction is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction with Huajin, as well as the diversion of management and resources towards the proposed business combination transaction, for which we will have received little or no benefit if completion of the business combination does not occur; and

●	we may experience negative publicity and/or reactions from our investors, management, executive officers and other business partners.

Completion of the proposed business combination transaction with Huajin is subject to the closing conditions contained in the Merger Agreement, as amended, including certain regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these closing conditions are not satisfied or waived, the proposed transaction will not be completed.

Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in the U.S., the PRC, Cayman Islands and certain other jurisdictions are included in the Merger Agreement as conditions to completing the proposed business combination transaction with Huajin.

In deciding whether to grant the required regulatory approvals, consents or clearances, the relevant governmental entities may consider the effect of the proposed transaction with Huajin on competition within their relevant jurisdictions. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, Huajin and us. Such conditions, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances could have the effect of delaying or preventing consummation of the proposed transaction with Huajin.

Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take all actions and to do, or cause to be done, all things necessary, proper or advisable pursuant to applicable laws or otherwise to consummate the proposed transaction with Huajin in the most expeditious manner practicable. Nonetheless, certain conditions to the completion of the pending business combination are not within our or Huajin’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending business combination will be completed in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the pending business combination or otherwise have an adverse effect on us.

If the proposed business combination is not completed by June 28, 2024 (subject to further extension to December 28, 2024 if the regulatory closing conditions are the only conditions that remain outstanding as of June 28, 2024), either party may have the right to terminate the Merger Agreement following such date (if applicable, as extended).

Risks Related to Our Business and Structure

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with very limited operating results to date. Since we do not have a substantial operating history, you will have a very limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We may become subject to income taxes in various other jurisdictions in the future. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results. In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement units are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our IPO and the sale of the private placement units, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable upon our IPO and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, the Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

As an foreign private issuer (the “FPI”), we must effectuate redemptions pursuant to a tender offer. Accordingly, we may not hold a vote in connection with an initial business combination. Even if we are no longer and FPI, if we decide not to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), we may conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, provided that we were not seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination). Furthermore, shareholder approval would not be required pursuant to the Companies Act if our initial business combination were structured as a purchase of assets, a purchase of stock of the target not involving a merger with us, or a merger of the target into a subsidiary of our company, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased after our IPO (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our founder shares and private placement shares, we would need 1,984,689 or 26% (assuming all issued and outstanding shares are voted), of the 5,750,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have such initial business combination approved, assuming no resolution or other approval is required pursuant to Cayman Islands or other applicable law. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Unlike other blank check companies, we may extend the time to complete a business combination by up to nine months without a shareholder vote or your ability to redeem your public shares.

Unlike other similarly structured blank check companies, and pursuant to the terms of our amended and restated memorandum and articles of association, in the event that the Company does not consummate a Business Combination by 12 months from the consummation of the IPO (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 15 months or 18 months, as applicable (each period as so extended, an “Extended Period”), by depositing into the trust account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 15 months, and any Extended Period will automatically be extended to 18 or 21 months, as applicable, in the event that the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination during the applicable period).

On August 11, 2023 we filed an 8-K announcing the Merger Agreement and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending Purchaser’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024. Should we fail to complete our business combination by June 28, 2024, our initial shareholders will be required to deposit into the trust account an amount of $0.10 per unit to effectuate any subsequent Extension Periods as defined in our amended and restated memorandum and articles of association. The consummation of the proposed business combination is subject to certain conditions as further described in the Merger Agreement.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your public shares from us for cash, unless we seek shareholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their public shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirements for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of public shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of public shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any public shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of public shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your public shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your public shares in the open market; however, at such time our public shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with the exercise of your redemption rights until we liquidate or you are able to sell your public shares in the open market.

We may extend our time period to consummate our initial business for a total of up to 21 months from the completion of our IPO, as described above, to consummate a business combination without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith.

Unlike other similarly structured blank check companies, and pursuant to the terms of our amended and restated memorandum and articles of association, in the event that the Company does not consummate a Business Combination by 12 months from the consummation of the IPO (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 15 months or 18 months, as applicable (each period as so extended, an “Extended Period”), by depositing into the trust account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 15 months, and any Extended Period will automatically be extended to 18 or 21 months, as applicable, in the event that the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination during the applicable period).

On August 11, 2023 we filed an 8-K announcing the Merger Agreement and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending Purchaser’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024. Should we fail to complete our business combination by June 28, 2024, our initial shareholders will be required to deposit into the trust account an amount of $0.10 per unit to effectuate any subsequent Extension Periods as defined in our amended and restated memorandum and articles of association. The consummation of the proposed business combination is subject to certain conditions as further described in the Merger Agreement.

As such, we may extend the period of time to consummate a business combination as provided in our amended and restated memorandum of association without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated memorandum and articles of association and subject to deposit of additional funds by our sponsor or its affiliates or designees into our trust account as set forth thereunder, we may effectuate such extensions without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection with the proposed extensions.

The requirement that we complete our initial business combination within prescribed time frame after the completion of our IPO may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 12 months from the completion of our IPO, as described above, subject to our ability to extend that period as described in our amended and restated memorandum of association for up to an additional 9 months from the one year anniversary of our initial public offering. Consequently, such target business, including Huajin, may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame after the completion of our IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.175 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 12 months from the completion of our IPO, as described above, subject to our ability to extend that period as described in our amended and restated memorandum of association for up to an additional 9 months from the one year anniversary of our initial public offering. Even if we extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO. We may not be able to complete our initial business combination within such time period.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.175 per share, and our warrants and rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.175 per share on the redemption of their public shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.175 per share” and other risk factors below.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors, officers, advisors and their affiliates may elect to purchase public shares, public rights or public warrants from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares, public rights or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of public shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, public rights or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our public shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their public shares. The purpose of any such purchases of public shares could be to vote such public shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public rights could be to reduce the number of public rights outstanding or to vote such rights on any matters submitted to the right holders for approval in connection with our initial business combination. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares, public rights or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

However, in the event our sponsor, directors, officers, advisors and their affiliates were to purchase shares, rights or warrants from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the registration statement on Form S-4 or F-4, as applicable, and the proxy statement filed in connection with the our initial business combination would disclose the possibility that our sponsor, directors, officers, advisors and their affiliates will purchase public shares from public shareholders outside the redemption process described in this annual report, along with the purpose of such purchases;

●	our sponsor, directors, officers, advisors and their affiliates will purchase public shares from public shareholders outside the redemption process described in this annual report at a price no higher than the price offered through the redemption process described in this annual report;

●	the registration statement on Form S-4 or F-4, as applicable, and the proxy statement filed in connection with the our initial business combination would include a representation that any of the public shares purchased by our sponsor, directors, officers, advisors and their affiliates from public shareholders outside the redemption process described in this annual report would not be voted in favor of approving our initial business combination;

●	our sponsor, directors, officers, advisors and their affiliates do not possess any redemption rights with respect to the public shares or, if they possess such redemption rights, they have entered into a letter agreement pursuant to which they have waived such rights; and

●	we will disclose in the Form 8-K to be filed prior to the holding of our shareholder meeting to approve the initial business combination the following material items:

a.	the number of the public hares purchased by our sponsor, directors, officers, advisors and their affiliates from public shareholders outside the redemption process described in this annual report, along with the purchase price for such public shares;

b.	the purpose of the purchases of such public shares by our sponsor, directors, officers, advisors and their affiliates;

c.	the impact, if any, of the purchases of such public hares by our sponsor, directors, officers, advisors and their affiliates on the likelihood that the initial business combination will be approved and consummated;

d.	the identity of the selling shareholders who sold such public shares to our sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of the selling shareholders (e.g., 5% security holders) who sold such public shares to our sponsor, directors, officers, advisors and their affiliates; and

e.	the number of public shares for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its public shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its public shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their public shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their public shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its public shares may not be redeemed.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, public rights or public warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within up to 21 months, as described above, if we extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within up to 21 months, as described above, if we extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants or rights will not have any right to the proceeds held in the trust account with respect to such warrants or rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, public rights or public warrants, potentially at a loss.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such Class A ordinary shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Class A ordinary shares sold in our IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their public shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of Class A ordinary shares exceeding 15% and, in order to dispose of such Class A ordinary shares, would be required to sell your public shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.175 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the Class A ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.175 per share on the liquidation of our trust account and our warrants and rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.175 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.175 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our public shares price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their public shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.175 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum Asia CPAs LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.175 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as Exhibit 10.1 to our registration statement of From S-1A filed with the SEC on March 20, 2023, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.175 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.175 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations.

As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemption could be reduced to less than $10.175 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Because our trust account initially contains $10.175 per Class A ordinary share, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account initially contains $10.175 per Class A ordinary share. This is different than some other similarly structured blank check companies for which the trust account only contains $10.00 per Class A ordinary share.

As a result of the additional funds that could be available to public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares and not to hold those Class A ordinary shares through our initial business combination. A higher percentage of redemptions by our public shareholders could make it more difficult for us to complete our initial business combination.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.175 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.175 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.175 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association(A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within up to 21 months, as described above, if we extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO; or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within up to 21 months, as described above, if we extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their public shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorize or permit any distribution to be paid out of our share premium account while we are unable to pay our debts as they fall due in the ordinary course of business commits of an offence and may be liable on conditions for a fine of Cayman $15,000 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. We may not hold an annual general meeting to appoint new directors prior to the consummation of our initial business combination.

Risks Related to Completing a Business Combination

Our business, operations, financial position and clinical development plans and timelines, and our ability to consummate the Business Combination, could be materially adversely affected by the continuing military actions in Ukraine and Israel’s southern border from the Gaza Strip.

The military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, and a series of terror attacks commenced in October 2023 by Hamas militants and members of other terrorist organizations infiltrating Israel’s southern border from the Gaza Strip and the ensuing war between the State of Israel and Harakat al-Muqawama al-Islamiya (Islamic Resistance Movement) or “Hamas,” could trigger global geopolitical, trade, political, or sanctions risks, as well as the risk of regional or international expansion of the conflict, including isolated conflicts or terrorist attacks outside of the immediate conflict area. Our ability to continue to operate will be dependent on raising debt and equity finance, any adverse impact to those markets as a result of these military actions, including due to increased market volatility, decreased availability in third-party financing and/or a deterioration in the terms on which it is available (if at all), could negatively impact our business, results of operations, cash flows, financial condition, and/or prospects. The extent of any potential impact is not yet determinable, however.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Past information regarding performance, or businesses associated with our management team or businesses associated with them is presented for informational purposes only. The past performance of our management team or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation or governmental investigations unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in past have been, and may in the future continue to be, involved in civil disputes and litigation and governmental investigations relating to their business affairs unrelated to our company which may progress. Given our management’s extensive involvement in regulated industries, those civil disputes, litigation and governmental investigations could involve FINRA, SEC and/or state regulatory bodies and could result in settlements where parties are named publicly. Any such claims, investigations or settlements may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their public shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.175 per share on the liquidation of our trust account and our warrants and rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.175 per share on the redemption of their public shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.175 per share” and other risk factors below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

As of April 9, 2024, there are 493,906,875 and 48,562,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon conversion of outstanding rights and exercise of outstanding warrants or Class A ordinary shares issuable upon conversion of the Class B ordinary shares. There are no preference shares issued and outstanding. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association.

We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated memorandum and articles of association will provide that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares, for no additional consideration, at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within up to 21 months, as described above, if we fully extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO; or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our IPO;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares, rights and/or warrants.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our IPO, our initial shareholders and their permitted transferees can demand that we register the private placement units, the Class A ordinary shares issuable upon exercise of the private placement warrants and upon conversion of the founder shares held, or to be held, by them and holders of securities that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion or exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders, holders of our private placement units or holders of working capital loans or their respective permitted transferees are registered.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.175 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.175 per share on the liquidation of our trust account and our warrants and rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.175 per share on the redemption of their public shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.175 per share” and other risk factors below.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. Our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their public shares. Such shareholders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty off care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this report entitled “Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 21 months if we fully extend the period of time to consummate a business combination by the full amount of time, after the completion of our IPO. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this report entitled “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands’ law and we or our shareholders might have a claim again such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the sections of this report entitled “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor has purchased an aggregate of 343,125 units or “private placement units” at a price of $10.00 per private placement unit, for an aggregate purchase price of $3,431,250, in a private placement to occur simultaneously with the consummation of our IPO. The private placement units are identical to the units sold in our IPO, subject to certain limited exceptions as described in this annual report.

On October 25, 2022, we issued an aggregate of 2,156,250 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.012 per share. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. As a result, as of March 31, 2024 there were 1,437,500 Class B Ordinary Shares, issued and outstanding to our founders, resulting in an aggregate purchase price per share of approximately $0.017. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our IPO (not including the ordinary shares issuable underlying the private placement units, any shares underlying units issued upon conversion of working capital loans and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has agreed to purchase private placement units for an aggregate purchase price of $10.00 from us that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any ordinary shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination or in connection with a tender offer. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for our completion of an initial business combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our IPO and the sale of the private placement units, $57,157,155 will be available to complete our initial business combination and pay related fees and expenses (which excludes up to $2,012,500 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public shareholders own Class A ordinary shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding share capital, shares or other equity interests of a target.

In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s Class A ordinary shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or immediately after the consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their public shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their public shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any Class A ordinary shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association prior to the completion of the initial business combination (other than in connection with an amendment that would only be effective upon completion of the initial business combination in which case only approval of a majority of holders of our ordinary shares would be required) will require the approval of holders of at least 50% of our ordinary shares, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within up to 21 months, as described above, if we extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO; or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

Our initial shareholders, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within up to 21 months, as described above, if we extend the period of time to consummate a business combination by the full amount of time, from the completion of our IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our IPO may be amended without shareholder approval.

Each of the agreements related to our IPO to which we are a party, other than the right agreement, the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the private placement units purchase agreement between us and our sponsor; and the administrative services agreement among us and our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement units and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of public shares from shareholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase ordinary shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.175 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants and rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.175 per share on the liquidation of our trust account, and our warrants and rights will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.175 per share,” under certain circumstances our public shareholders may receive less than $10.175 per share upon the liquidation of the trust account.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the completion of our IPO, our initial shareholders own ordinary shares representing approximately 20% of our issued and outstanding ordinary shares (excluding the private placement shares underlying the private placement units and any units they purchased in our IPO). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control.

Other than as disclosed in this annual report, neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

(i)	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”);

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Related to Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars, including continuing military actions in Ukraine and Israel’s southern border from the Gaza Strip; and

●	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose or increase quotas or tariffs on certain imports. Such import quotas or tariffs may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in us to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies across the Asia-pacific region differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future predominant regional economies experience a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in the Asia-pacific region are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in the Asia-pacific region are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in the Asia-pacific region have experienced rapid growth over the last two decades, they have also experienced inflationary pressures. As governments take steps to address inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries, including the PRC, have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Risks Related to Doing Business and Acquiring and Operating a Target Business with its Primary Operation in China.

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the proposed business combination transaction with Huajin, which is a Cayman Islands company with its primary operation in China. If we succeed in effecting the proposed business combination transaction with Huajin, we will face additional and different risks and uncertainties related to the business of Huajin. Such material risks relating to the proposed transaction are described in the Preliminary Proxy Statement on Schedule 14A filed with the SEC on February 12, 2024 and March 7, 2024.

Changes in China’s economic, political or social conditions or government policies could materially adversely affect the business of our company, the target company and combined company following a business combination.

Our management team are located in Canada and China, and our prospective target may be located in China. Although there is no restriction in the geographic region of targets that we can pursue, we intend to initially prioritize regions in Asia, including China. Accordingly, the business, financial condition, results of operations and prospects of our company, the target company and combined company following a business combination may be influenced by political, economic and social conditions in China generally.

The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, foreign exchange control and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, the government still owns a substantial portion of productive assets in China.

In addition, the Chinese government plays a significant role in regulating industry development through industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could materially adversely affect the overall economic growth of China. Such developments could adversely affect our business and operating results, reducing demand for our services and adversely affecting our competitive position.

The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may negatively affect us. In the past the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth. These measures may decrease economic activity in China, which may adversely affect our business and operating results.

PRC regulations may make it more difficult for us to complete an acquisition of a target business.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. The Anti-Monopoly Law of the PRC also requires that MOFCOM be notified in advance of any concentration of undertaking if certain thresholds are triggered.

Depending on the structure of the transaction, these M&A Regulations require the Chinese parties to make a series of applications and supplemental applications to one or more of the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Completed transactions must also be reported to the MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction.

In addition, the Circular of the General Office of the State Council on the Establishment of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors that became effective in March 2011, and the Rules on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM. The rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

The scope of the review includes whether the acquisition will impact national security, economic and social stability, and research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the MOFCOM for its review of a contemplated acquisition. If the acquisition is considered within the scope of the security review regulations, the MOFCOM will transfer the application to a joint security review committee consisting of members from various PRC government agencies, for further review.

Complying with the requirements of the above-mentioned regulations and other relevant rules to complete acquisitions could be time consuming. Any required approval processes may delay or inhibit our ability to complete such transactions. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

Uncertainties with respect to the PRC legal system could adversely affect us, the target company and combined company following a business combination, as well as our ability to consummate a business combination with operations in China.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.

The interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we obtain. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effects. We may not be aware of our violation of any of these policies and rules until after the violation occurs. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

There are uncertainties in the interpretation and enforcement of PRC laws and regulations that could limit the legal protection available to you and us.

Our sponsor and the majority of our executive officers and directors have significant ties to the PRC and/or Hong Kong, and we may seek to acquire a company that is based in China or Hong Kong in an initial business combination. The uncertainties in the interpretation and enforcement of PRC laws, rules and regulations would apply to us if we were to acquire a company that is based in China or Hong Kong regardless of whether we have a VIE structure or direct ownership structure post-business combination. Because of such ties to China or Hong Kong, we may be governed by PRC laws and regulations. PRC companies and variable interests entities are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, which make it difficult for investors to bring actions against our executive officers and directors and obtain enforceable judgments. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Compliance with the PRC Antitrust Law may limit our ability to consummate our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates:

●	monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators;

●	abuse of dominant market position by business operators; and

●	concentration of business operators that may have the effect of precluding or impeding competition.

To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to:

●	merging with other business operators;

●	gaining control over other business operators through the acquisition of equity interest or assets of other business operators; and

●	gaining control over other business operators through exerting influence on other business operators through contracts or other means.

In 2009, the MOFCOM, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination.

If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if we extend the time to complete a business combination as described in this annual report, or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

The approval of the PRC government may be required for our business combination, the issuance of our Class A ordinary shares upon exercise of the warrants, or maintaining our status as a publicly listed company outside China.

The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company obtain the approval of the China Securities Regulatory Commission, or CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.

While the application of the M&A Rules remains unclear, we believe that the CSRC approval was not required in the context of our IPO. However, there can be no assurance that the relevant PRC government agencies, including the CSRC, would reach the same conclusion.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, or the Opinions, which emphasized the need to strengthen administration over illegal securities activities and supervision of overseas listings by China-based companies. The Opinions proposed promoting regulatory systems to deal with risks facing China-based overseas-listed companies, and provided that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

However, the Opinions did not provide detailed rules and regulations. As a result, uncertainties remain regarding the interpretation and implementation of the Opinions. In addition, new rules or regulations in the future could impose additional requirements on us. For example, new rules could require China-based companies to seek approval before becoming, acquiring or remaining as an overseas-listed public company outside of China, including in the United States.

If the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our business combination, the issuance of our Class A ordinary shares upon exercise of the warrants, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC regulatory agencies. In any such event, these regulatory agencies may delay a potential business combination, impose fines and penalties, limit our operations in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our units, Class A ordinary shares, rights and warrants.

The approval or other administration requirements of the CSRC or other PRC governmental authorities may be required in connection with our initial business combination with a Chinese company under PRC law.

The M&A Rules purport to require offshore special purpose vehicles that are controlled by PRC companies or individuals or have equity interest in PRC domestic companies and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets to obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of the regulations remain unclear. If CSRC approval is required, it is uncertain how long it will take for us to obtain such approval, and, even if we obtain such CSRC approval, the approval could be rescinded. Any failure to obtain or a delay in obtaining CSRC approval for our initial business combination with companies in China may subject us to sanctions imposed by the CSRC and other PRC regulatory authorities, which could include fines and penalties on our operations in China, restrictions or limitations on our ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect our business, financial condition, and results of operations.

Our PRC counsel has advised us that, based on its understanding of the current PRC laws and regulations, we will not be required to submit an application to the CSRC for the approval under the M&A Rules for our IPO and the trading of our units, or other underlying securities, on Nasdaq because (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this annual report are subject to this regulation; and (ii) we did not acquire any equity interests or assets of a “PRC domestic company” as such terms are defined under the M&A Rules.

However, our PRC counsel has further advised us that there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering, and its opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental authorities, including the CSRC, would reach the same conclusion as our PRC counsel, and hence, we may face regulatory actions or other sanctions from them. Furthermore, relevant PRC governmental authorities promulgated the Opinions on Strictly Scrutinizing Illegal Securities Activities, among which, it is mentioned that the administration and supervision of overseas-listed China-based companies will be strengthened, and the special provisions of the State Council on overseas issuance and listing of shares by such companies will be revised, clarifying the responsibilities of domestic industry competent authorities and regulatory authorities.

However, the Opinions on Strictly Scrutinizing Illegal Securities Activities were only issued recently, leave uncertainties regarding the interpretation and implementation of these opinions. It is possible that any new rules or regulations may impose additional requirements on us. In addition, on July 10, 2021, the Cyberspace Administration of China issued a draft amendment to the Rules on Cybersecurity Review for public comments, according to which, among others, operators of “critical information infrastructure” or data processors holding over one million users’ personal information shall apply with the Cybersecurity Review Office (the “CRO”) for a cybersecurity review before any listing on a foreign stock exchange. It is uncertain when the final measures will be issued and take effect, how they will be enacted, interpreted or implemented, and whether they will affect us.

On October 29, 2021, the Cyberspace Administration of China (CAC) published draft guidelines that proposes to subject companies with more than 1 million users in the country to a security review before they can send user-related data abroad, as well as to companies whose data relates to critical infrastructure, or which is otherwise deemed “important.” Review of whether a company may send data abroad by the CAC could have a material affect on our ability to timely consummate a business combination, and if enacted as law, would pose a recurring risk that the ability of any post-acquisition company involved in the transfer of data outside of China could be subject to restrictions which may have a material affect on our operational ability, finances, and could adversely affect the value of our shares.

Although we are not considering any PRC Target Company that may reasonably be deemed as an operator of critical information infrastructure by the Cybersecurity Administration of China, or any PRC Target Company that possesses personal information of more than one million users that may involve their data (for example, mobile Internet companies), the proposed rules might still impact the timetable of our initial business combination and the certainty of our initial business combination. If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our business combination period is up to 21 months, as described above, from the completion of our IPO, if we extend the period of time to consummate a business combination, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within the required business combination window, if we extend the period of time to consummate a business combination. For these reasons we are not considering any PRC Target Company that may reasonably be deemed as an operator of critical information infrastructure by the Cybersecurity Administration of China, or any PRC Target Company that possesses personal information of more than one million users that may involve their data. Therefore, we may conduct analysis before we enter into a definitive agreement with a target company to evaluate the risks associated with the review by the CAC so as to attempt to avoid searching for a company with one million personal information in China or a company operating critical information infrastructure in China.

If it is determined in the future that CSRC approval or other procedural requirements are required to be met for and prior to our business combination, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures and any such approval could be rescinded. Any failure to obtain or delay in obtaining such approval or completing such procedures for our initial business combination with companies in China, or a rescission of any such approval, could subject us to sanctions by the relevant PRC governmental authorities. In addition, if the PRC governmental authorities later promulgate new rules or explanations requiring that we obtain their approvals for filings, registrations or other kinds of authorizations for our initial business combination, we cannot assure you that we can obtain the approval, authorizations, or complete required procedures or other requirements in a timely manner, or at all, or obtain a waiver of the requisite requirements if and when procedures are established to obtain such a waiver.

In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, companies with more than one million users’ personal information in China, especially some internet and technology companies, may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. Further, we intend to avoid a business combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a business combination.

Companies in China are subject to various risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. If we decide to initiate a business combination with a company in China, our compliance obligations include those relating to the Cayman Islands and the relevant PRC laws in this regard. Non-compliance could result in penalties, delays affecting our ability to timely consummate a business combination, or other significant legal liabilities. These PRC laws apply not only to third-party transactions, but also to transfers of information between a holding company and its subsidiaries. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. These laws may have a material adverse effect on companies in the PRC being willing to complete a business combination with us, may make it more difficult for us to identify a PRC based company with which to consummate a business combination, and may materially narrow the selection of companies available in the PRC from which we could otherwise complete a business combination without material adverse effects in the absence of the CAC data security restrictions, rules, and regulations.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a state-owned company may, and with respect to acquisitions in the PRC does, contain stringent governmental regulations. In the PRC, the transfer of state-owned property rights in enterprises must take place through a government-approved “state-owned asset exchange,” and the value of the transferred property rights must be evaluated by local appraisal firms qualified to do “state-owned assets evaluation.” The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee. In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees. These regulations may adversely affect our ability to acquire a PRC state-owned business or assets.

Should we choose to acquire a company in China, exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our IPO to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

China State Administration of Foreign Exchange, or SAFE, promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of our IPO to a PRC target company and the use of such proceeds by the PRC target company.

In addition, following our initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our IPO in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

Fluctuations in exchange rates could materially adversely affect the results of operations of a PRC target company and the value of your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate due to changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the RMB has fluctuated against the U.S. dollar, at times significantly and unpredictably.

On November 30, 2015, the Executive Board of the International Monetary Fund (IMF) completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the SDR, and decided that with effect from October 1, 2016, RMB is determined to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the RMB depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of China. Since then, the RMB has appreciated against the U.S. dollar, particularly in 2020.

With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system and the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces, international relations especially the trade tensions between U.S. and China, or government policies of the PRC or the U.S. may impact the exchange rate between the RMB and the U.S. dollar.

To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert our RMB into U.S. dollars to make payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would negatively affect the U.S. dollar amount.

If we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following the consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations.

In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of share options.

For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon consummation of business combination with a target business with primary operations in PRC, we may adopt an equity incentive plan and make share option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business may be adversely affected.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or any future PRC subsidiaries to liability or penalties, limit our ability to inject capital into any PRC subsidiaries, limit any PRC subsidiary’s ability to increase its registered capital or distribute profits to us, or may otherwise adversely affect us.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37, to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37.

SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 applies to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, must register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV must update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change.

If our shareholders who are PRC residents or entities fail to make the required registration or to update the previously filed registration, any PRC subsidiaries may be prohibited from distributing their profits and any proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to any PRC subsidiaries. On January 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015.

Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We have requested PRC residents who we know hold direct or indirect interests in us to make the necessary applications, filings and registrations as required under SAFE Circular 37. We believe that most of these shareholders have completed the initial foreign exchange registrations with relevant banks. However, these individuals may not continue to make required filings or updates in a timely manner, or at all.

We may not know the identities of all PRC residents holding direct or indirect interest in our company. Any failure or inability by such individuals to comply with SAFE regulations may subject us to fines or legal sanctions, restrict our cross-border investment activities, and limit any PRC subsidiary’s ability to distribute dividends to us. As a result, our business and our ability to make distributions to you could be materially adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation have been evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations.

If we acquire a PRC domestic company, we or the owners of such company, as the case may be, may not obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies, which could negatively impact potential acquisitions we may pursue in the future.

On February 3, 2015, the State Administration of Taxation, or the SAT, issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company.

In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 25, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017. SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an Indirect Transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax.

As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as investments and acquisitions. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in China that could trigger these tax obligations. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37.

For transfer of shares in our company by investors who are non-PRC resident enterprises, any PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request that the relevant transferors from whom we purchase taxable assets comply with these circulars, or establish that our company should not be taxed under these circulars, which may materially adversely affect our financial condition and results of operations.

Cash-Flow Structure of a Post-Acquisition Company Based in China or Hong Kong

The PRC government also has significant authority to exert restrictions on foreign exchange and our ability to transfer cash between entities, across borders, and to U.S. investors that may apply if we acquire a company that is based in China or Hong Kong in an initial business combination. We will be subject to restrictions on dividend payments as current regulations in China would permit our PRC subsidiary to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiary will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. See Risk Factors — “If we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following the consummation of our initial business combination.”

In addition, we may be subject to restrictions on currency exchange as the PRC government may limit or eliminate our ability to utilize cash generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our securities, and may limit our ability to obtain foreign currency through debt or equity financing. Should we choose to acquire a company in China, exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our IPO to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination. If we were to acquire a PRC company, the PRC regulation on loans to, and direct investment in, our PRC subsidiary by offshore holding companies and governmental control in currency conversion may restrict our ability to make loans to or capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

These restrictions will restrict our ability to distribute earnings from our businesses, including subsidiaries and/or consolidated VIEs, to the parent company and U.S. investors as well as the ability to settle amounts owed under the VIE agreements, though we do not intend to distribute earnings or settle amounts owed under such VIE agreements to the PRC Target Company’s subsidiaries. In addition, fluctuations in exchange rates could result in foreign currency exchange losses to us and may reduce the value of, and amount in U.S. Dollar of dividends payable on, our shares in foreign currency terms.

The following illustrative table shows the post-business combination funds flow of our company to the extent that our company acquires a company based in PRC with contractual arrangements.

Note:

(1)	We may transfer funds to the Target (PRC based shell company) through an increase in the registered capital of or a shareholder loan to the Target (PRC based shell company). The company based in the PRC may in turn make distributions or pay dividends to us.

(2)	The Target (PRC based shell company) will provide the Consolidated VIE (PRC-based operations company) with services, including technical development, technical support, management consultation, marketing and promotional services and other related services on an exclusive basis, as the case may be. The Consolidated VIE (PRC-based operations company) will pay specified service fees to the Target (PRC based shell company) as consideration for the services provided.

In contrast, the following illustrative table shows the post-business combination funds flow of the Company to the extent that the Company will acquire a company based in the PRC through direct equity investment.

Note:

(1)	We may transfer funds to the Target (PRC-based operations company) through an increase in the registered capital of or a shareholder loan to the Target (PRC-based operations company). The Target (PRC-based operations company) may in turn make distributions or pay dividends to us.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. If we effect our initial business combination with a business located in the PRC and if our new auditor is located in Greater China, with operations in and who performs audit operations of registrants in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, the work of our new auditor as it relates to those operations may not inspected by the PCAOB which currently is the case. The inability of the PCAOB to conduct inspections of auditors in China may make it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, the Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

Prior to our initial business combination, we are currently not required to obtain from Chinese authorities any permission to issue our securities to foreign investors and to operate our company.

If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable PRC tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise.

In 2009, the SAT issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular applies only to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how “de facto management body” should be applied in determining the tax resident status of all offshore enterprises.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China, and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met:

●	the primary location of the day-to-day operational management is in the PRC;

●	decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC;

●	the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and

●	at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe our company is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income tax on our worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-resident enterprises.

In addition, non-resident enterprise shareholders may be subject to PRC tax on gains realized on the sale or other disposition of the units or Class A ordinary shares, rights or warrants, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders and any gain realized on the transfer of the units, Class A ordinary shares, rights or warrants by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us).

These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the units, Class A ordinary shares, rights and warrants.

We may be liable for improper use or appropriation of personal information provided by others.

We and the target business under a business combination expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. The integrity and protection of our company, employee and third party data is critical to our business. Our employees and third parties expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained in performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress, or SCNPC, issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection.

PRC regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In July 2021, the Cyberspace Administration of China and other related authorities released the draft amendment to the Cybersecurity Review Measures for public comments through July 25, 2021. The draft amendment proposes the following key changes:

●	companies who are engaged in data processing are also subject to the regulatory scope;

●	the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;

●	the operators (including both operators of critical information infrastructure and relevant parties who are engaged in data processing) holding more than one million users/users’ (which to be further specified) individual information and seeking a listing outside China shall file for cybersecurity review with the Cybersecurity Review Office; and

●	the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously shall be collectively taken into consideration during the cybersecurity review process.

If the draft amendment is adopted into law in the future, we may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this annual report, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. However, if we or the combined company following a business combination are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review. Although we are not considering any PRC Target Company that may be deemed as an operator of critical information infrastructure by the Cybersecurity Administration of China, or any PRC Target Company that possesses personal information of more than one million users that may involve in data (for example, mobile Internet companies), the proposed rules might still impact the timetable of our initial business combination and the certainty of our initial business combination and we may be unable to complete a business combination within up to 21 months, as described above, from the completion of our IPO, if we extend the period of time to consummate a business combination), if the PRC Target Company we have identified is subject to the final cybersecurity review measures.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we or the combined company following a business combination could be subject to cybersecurity review, and if so, we may not be able to pass such review in relation to our IPO or a business combination. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have material adverse effect on our business, financial condition or results of operations.

On June 10, 2021, the SCNPC promulgated the PRC Data Security Law, which will take effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which shall come into force as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we or the combined company following a business combination will comply with such regulations in all respects and we or the combined company following a business combination may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We or the combined company following a business combination may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

While we take various measures to comply with all applicable data privacy and protection laws and regulations, our current security measures and those of our third-party service providers may not always be adequate for the protection of our company, employee or third party data. We may be a target for computer hackers, foreign governments or cyber terrorists in the future.

Unauthorized access to our proprietary internal and third party data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party service providers, or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our proprietary internal and third party data change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

Unauthorized access to our proprietary internal and third party data may also be obtained through inadequate use of security controls. Any of such incidents may harm our reputation and adversely affect our business and results of operations. In addition, we may be subject to negative publicity about our security and privacy policies, systems, or measurements. Any failure to prevent or mitigate security breaches, cyber-attacks or other unauthorized access to our systems or disclosure of third party data, including their personal information, could result in loss or misuse of such data, interruptions to our service system, loss of confidence and trust in our company, impairment of our technology infrastructure, and harm our reputation and business, resulting in significant legal and financial exposure and potential lawsuits.

The PRC government may intervene or influence the Target Operating Entity’s business operations at any time or may exert more control over offerings conducted overseas and foreign investment in China based issuers, which could result in a material change in the Target Operating Entity’s business operations post business combination and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless.

Recent statements by the PRC government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. The PRC has recently proposed new rules that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China based internet giants. Pursuant to Article 6 of the Measures for Cybersecurity Review (Draft for Comments), companies holding data on more than 1 million users must now apply for cybersecurity approval when seeking listings in other nations due to the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.”

As we do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction, our initial business combination target company may include a PRC Target Company. Therefore, it is uncertain whether such PRC Target Company will be involved in the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. is not subject to the review or prior approval of the CAC or the CSRC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

If we choose to acquire a business in China, our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

In the event we successfully consummated business combination with a target business with primary operation in PRC, we would be subject to restrictions on dividend payments following consummation of our initial business combination.

Should we consummate our initial business combination with a Company within the jurisdiction of the PRC, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current PRC regulations would permit a local operating company to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our operating company in PRC will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if the operating company incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

Although Huajin does not involve a VIE corporate structure within the jurisdiction of the PRC, should we choose to acquire another company in China, we may acquire such company through a variable interest entity (the “VIE”) corporate structure as a holding company with no material operations of our own, and conduct a substantial majority of business operations after the business combination consummated through our subsidiaries established and the VIE in the PRC.

Although Huajin does not involve a VIE corporate structure within the jurisdiction of the PRC, should we consummate our initial business combination with another company in PRC, we may acquire such company through a VIE corporate structure and may not have direct ownership of such company acquired. We may control and receive the economic benefits of the business operations of the company acquired through certain contractual arrangements (the “VIE structure”). If we acquire a target company that operates its business in the PRC through VIE structure, investors in our ordinary shares following a business combination would not hold equity interests in operating companies domiciled in PRC under our control and would hold equity interests in a Cayman Islands holding company. We would rely on the contractual arrangements with the VIE subsidiaries and its shareholders to operate the business. We do not have equity interests in such PRC operating companies but whose financial results would be consolidated into our consolidated financial statements in accordance with U.S. GAAP, due to we or our direct owned subsidiaries in PRC, i.e. the wholly foreign-owned enterprise, or WFOE, and the Company’s being the primary beneficiary of, such entity, for the accounting purposes. As such, in the event that we complete a business combination with a company in PRC, you would not hold equity in PRC operating companies. The contractual arrangements may not be as effective in providing us with control over the VIE as ownership of controlling equity interests would be in providing us with control over, or enabling us to derive economic benefits from the operations of the VIE. Under the contractual arrangements, as a legal matter, if the VIE or any of its shareholders executing the VIE agreements fails to perform its, his or her respective obligations under the contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of a variable interest entity were to refuse to transfer their equity interests in such variable interest entity to us or our designated persons when we exercise the purchase option pursuant to the contractual arrangements, we may have to take legal action to compel them to fulfil their contractual obligations. The agreements associated with the VIE structure have not been tested in court of law in any jurisdiction.

If the PRC government deems that the contractual arrangements in relation to the potential PRC Target Company, and the VIE, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

If (i) the applicable PRC authorities invalidate the contractual arrangements for violation of PRC laws, rules and regulations, (ii) any variable interest entity or its shareholders terminate the contractual arrangements, (iii) any variable interest entity or its shareholders fail to perform its/his/her obligations under the contractual arrangements, or (iv) if these regulations change or are interpreted differently in the future, the PRC Target Company’s business operations in China would be materially and adversely affected, and the value of your securities would substantially decrease or even become worthless. Further, if we fail to renew the contractual arrangements upon their expiration, we would not be able to continue the business operations unless the then current PRC law allows us to directly operate businesses in China.

In addition, if any variable interest entity or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of the variable interest entities undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenues.

All of the contractual arrangements will be governed by PRC law and provided for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over our operating entities and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

The contractual arrangements may not be as effective as direct ownership in providing us with control over the VIE. For example, the VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the contractual arrangements, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of the VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIE.

If the VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to the contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair our control over the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on the business, operations and financial condition.

Although based on industry practices, VIE contractual arrangements among WFOE, the VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect, however, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the accepted industry practices with respect to VIE contractual arrangements. In addition, it is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in the VIE’s shareholding structure. If our potential corporate structure and contractual arrangements are deemed by the Ministry of Industry and Information Technology, or MIIT, or the Ministry of Commerce, or MOFCOM, or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of the consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to the PRC Target Company’s business. Furthermore, if we consummate a business combination with a PRC Target Company, and we or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of WFOE or the VIE;

●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions among WFOE, the VIE and its subsidiaries;

●	imposing fines, confiscating the income from WFOE, the VIE or its subsidiaries, or imposing other requirements with which we or the VIE may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with the VIE and deregistering the equity pledges of the VIE, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control over the VIE; or

●	taking other regulatory or enforcement actions against us that could be harmful to our business.

The imposition of any of these penalties will result in a material and adverse effect on our potential ability to conduct the business. In addition, it is unclear what impact the PRC government actions will have on us and on our ability to consolidate the financial results of the VIE in our consolidated financial statements, if the PRC government authorities were to find our potential corporate structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of the VIE or our right to receive substantially all the economic benefits and residual returns from the VIE and we are not able to restructure our ownership structure and operations in a timely and satisfactory manner, we will no longer be able to consolidate the financial results of the VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, it will have a material adverse effect on our financial condition, results of operations and our securities shares may decline in value or be worthless.

The contractual arrangements under a VIE structure may not be as effective as direct ownership in providing us with control over the VIE, and thus, we may incur substantial costs to enforce the terms of the arrangements, which we may not be able to enforce at all.

Although Huajin does not involve a VIE corporate structure in the jurisdiction of PRC, if we acquire another target company that operates its business in the PRC through VIE contractual arrangements, investors in our ordinary shares following a business combination would not hold equity interests in operating companies domiciled in PRC under our control and would hold equity interests in a Cayman Islands holding company. We would rely on the contractual arrangements with the VIE subsidiaries and its shareholders to operate the business. We do not have equity interests in such PRC operating companies but whose financial results would be consolidated into our consolidated financial statements in accordance with U.S. GAAP, due to we or our direct owned subsidiaries in PRC, i.e. the wholly foreign-owned enterprise, or WFOE, and the Company’s being the primary beneficiary of, such entity, for the accounting purposes. As such, in the event that we complete a business combination with a company in PRC, you would not hold equity in PRC operating companies. The contractual arrangements may not be as effective as direct ownership in providing us with control over the VIE. For example, the VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the VIE agreements, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of the consolidated VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIE.

If the VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to the contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair our control over the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on the business, operations and financial condition.

Any failure by the VIE or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

The shareholders of the VIE are referred as its nominee shareholders because although they remain the holders of equity interests on record in the VIE, pursuant to the terms of the relevant power of attorney, such shareholders have irrevocably authorized the individual appointed by the WFOE to exercise their rights as a shareholder of the relevant VIE. If the VIE, or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of the VIE were to refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All of the contractual arrangements will be governed by PRC law and provided for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our consolidated variable interest entity, and our ability to conduct our business may be negatively affected.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business.

If we acquire a company in China, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change, and such changes, if not in our favor, could have a material adverse effect on our business and results of operations.

The PRC government also has significant authority to exert influence on the ability of a company with substantial operations in China to conduct its business and control over securities offerings conducted overseas and/or foreign investments at any time, which could result in a material change in our operations and/or the value of our securities. In particular, there have been recent statements by the PRC government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based companies with substantial operations in China. We are not currently required to obtain permission from the PRC government to list on a U.S. securities exchange and consummate our IPO. However, there is no guarantee that this will continue to be the case in the future in relation to the continued listing of our securities on a securities exchange outside of the PRC, or even when such permission is obtained, it will not be subsequently denied or rescinded. Any such regulatory oversight or control could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless. See “— There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.”

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

A significant number of our management and investment team, directors and advisors have significant ties to China or Hong Kong, and we may seek to acquire a company that is based in China or Hong Kong in an initial business combination. Because of such ties to China or Hong Kong, we may be subjected to the laws, rules and regulations of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, rules and regulations in China can change quickly with little advance notice. Uncertainties due to evolving laws and regulations could impede the ability of a company with substantial operations in China to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Furthermore, if China adopts more stringent standards with respect to environmental protection or corporate social responsibilities, we may incur increased compliance cost or become subject to additional restrictions in our operations.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities According to the Law, or the Opinions, which, among other things, require the relevant governmental authorities to strengthen cross-border oversight of law, enforcement and judicial cooperation, to accelerate rulemaking related to data security and cross-border data flow, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since the Opinions are relatively new, uncertainties still exist as to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on China-based companies. Efforts by the PRC government to strengthen oversight or control over offerings that are conducted overseas and/or foreign investment in China-based companies could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless.

On February 7, 2021, the Anti-monopoly Commission of the State Council promulgated Guidelines to Anti-monopoly in the Field of Platform Economy, or the Anti-monopoly Guidelines for Platform Economy. The Anti-monopoly Guidelines for Platform Economy provides operational standards and guidelines for identifying certain prohibited manner of use of market dominant position by internet platforms as “abuse of market dominant position” to restrict unfair competition and safeguard users’ interests, including without limitation, prohibiting personalized pricing by using big data and analytics, actions or arrangements deemed as exclusivity arrangements, using technology means to block competitors’ interface, using bundle services to sell services or products. In addition, internet platforms’ compulsory collection of user data may be viewed as the abuse of dominant market position that may have the effect to eliminate or restrict competition.

On August 20, 2021, the Standing Committee of the National People’s Congress (the “SCNPC”) officially released the Personal Information Protection Law. The Personal Information Protection Law provides the basic regulatory regime for personal information protection, including without limitation, stipulating an expanded definition of personal information, providing a long-arm jurisdiction in cross-border scenarios, emphasizing individual rights, and prohibiting rampant infringement of personal information, such as stealing, selling, or secretly collecting personal information.

There have been some recent indications that the PRC government authorities may continue to strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in PRC businesses.

Such actions taken by the PRC government authorities may adversely affect our ability to effect an initial business combination with a PRC-based business and/or to offer or continue to offer securities to our investors, result in a decrease in or even total loss of the value of our securities.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and/or our intellectual property rights and could materially and adversely affect our business, financial condition and results of operations. See “— If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.”

If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located in the PRC, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations, including any contractual arrangements through which we acquire control of target business as described above. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be available in this jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. In addition, the judiciary in the PRC is relatively inexperienced compared to others in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, to the extent that our target business’s material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

U.S. laws and regulations, including the Holding Foreign Companies Accountable Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions.

The PCAOB is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections if we complete a business combination with such companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCAA”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audit reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for three consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was signed into law, reducing the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years. If our auditor cannot be inspected by the Public Company Accounting Oversight Board, or the PCAOB, for two consecutive years, the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to completely inspect or investigate registered public accounting firms headquartered in: (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol gives the PCAOB sole discretion to select the firms, audit engagements and potential violations it inspects and investigates and put in place procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed. In addition, the Statement of Protocol grants the PCAOB direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. While significant, uncertainties still exist as to how the Statement of Protocol will be implemented and whether the applicable parties will comply with the framework. The PCAOB currently has access to inspect the working papers of our auditor. Notwithstanding the foregoing, in the event that we complete a business combination with a company, the auditor of which the PCAOB is not able to fully conduct inspections on, it could cause us to fail to be in compliance with U.S. securities laws and regulations. We could subsequently cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited under the HFCAA and Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”).

In the event that we complete a business combination with a company with substantial operations in China and any of the legislative actions or regulatory changes discussed above were to change in ways that are detrimental to China-based issuers, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a China-based company, our access to the U.S. capital markets and the price of our shares.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our sponsor, Whale Bay International Company Limited, is currently controlled by Ms. Yadan Bai, a PRC resident, and owns approximately 13.02% of our outstanding shares following our IPO. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA and subsequent implementing regulations that are now in force also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business.

In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing, decide to submit a voluntary notice to CFIUS, or proceed with the initial business combination without notifying CFIUS and then bear the risk of CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have up to 21 months, as described above, from the completion of our IPO to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our public shareholders may only receive approximately $10.175 per share and our warrants and rights will expire worthless. Our public shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

Risks Related to our Securities

We may issue our public shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our public shares at that time.

In connection with our initial business combination, we may issue ordinary shares or other securities to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the ordinary shares we issue may therefore be less, and potentially significantly less, than the market price for our public shares at such time, resulting in dilution or potentially significant dilution to current shareholders. Should we choose to issue ordinary shares in a private placement transaction in conjunction with our initial business combination we may incur additional costs in connection with the private placement, including but not limited to, legal, due diligence, and financing costs that would not otherwise exist. We may undertake a PIPE transaction to in efforts to obtain financing faster than may otherwise be possible through a public offering, and at a lower cost than may be otherwise available in the market. Moreover, our ability to privately place our securities with investors may be conditioned on offering terms that are not identical to those contained in our IPO. For example, in order to close a private placement and obtain the benefit of such financing, we may agree to certain anti-dilution protections to protect against future issuances, stock splits, and reclassifications to future private investors. Prospective private investors may also require preemptive rights to participate in future issuances of securities to maintain their relative ownership interests.

Depending on the amount and character of securities issued in a future private placement, Nasdaq may determine that we have undergone a change of control or require us to obtain shareholder approval prior to certain issuances of common stock or securities convertible into common stock. Should we be required under Nasdaq rules to obtain shareholder approval prior to completing a private placement, obtaining such approval would likely delay our ability to raise capital in a private placement and increase the cost to investors of completing the transaction.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. Following the date our Class A ordinary shares, rights and warrants are eligible to trade separately, our Class A ordinary shares, rights and warrants are separately listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our public shares price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities, of which at least half of such round lot holders must own Class A ordinary shares valued at a minimum of $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares, rights and warrants will be listed on Nasdaq, our units, Class A ordinary shares, rights and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their Class A ordinary shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their public shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our Class A ordinary shares may decline during this time and you may not be able to sell your securities when you wish, even while other shareholders that did not seek redemption may be able to sell their securities.

Although we are registering the Class A ordinary shares issuable upon conversion of the rights or exercise of the warrants under the Securities Act, in connection with our initial business combination, we will need to file a post-effective amendment to the registration statement of which our prospectus forms a part or a new registration statement with respect to such securities. Such post-effective amendment or new registration statement may not be in effect when an investor desires to convert rights or exercise warrants, thus precluding such investor from being able to convert its rights or exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Under the terms of the right agreement and the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 30 days, after the closing of our initial business combination, we will use our commercially reasonable best efforts to file with the SEC a post-effective amendment to the registration statement for or IPO or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon conversion of the rights and exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the rights and warrants in accordance with the provisions of the right agreement and the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the Class A ordinary shares issuable upon conversion of the rights or exercise of the warrants are not registered under the Securities Act in connection with our initial business combination, under the terms of the right agreement and the warrant agreement, holders of rights and warrants who seek to convert their rights or exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will rights or warrants be convertible or exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to convert their rights or exercise their warrants, unless the issuance of the shares upon such conversion or exercise is at such time registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any conversion of the rights or exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of rights and warrants who seek to convert their rights or exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the rights or warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the rights or warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any right or warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the rights or warrants in the event that we are unable to register or qualify the shares underlying the rights or warrants under the Securities Act or applicable state securities laws or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon conversion of the rights or exercise of the warrants are not, at the relevant time, registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to convert their rights or exercise their warrants on a cashless basis. Converting the rights or exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the right holder or the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless conversion of the rights or exercise of the warrants they hold. In no event will we be required to net cash settle any right or warrant, or issue securities or other compensation in exchange for the rights or warrants in the event that we are unable to register or qualify the shares underlying the rights or warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon conversion of the rights or exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such right or warrant shall not be entitled to convert such right or exercise such warrant and such right or warrant may have no value and expire worthless. In such event, holders who acquired their rights and warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement rights and private placement warrants to convert their rights or exercise their warrants while a corresponding exemption does not exist for holders of the public rights and public warrants included as part of units sold in our IPO. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to convert their rights or exercise their warrants and sell the ordinary shares underlying their rights or warrants while holders of our public rights and public warrants would not be able to convert their rights or exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

Because each unit contains one right to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of our initial business combination, and only whole shares will be issued in exchange for rights, the units may be worth less than units of other special purpose acquisition companies.

Except in cases where we are not the surviving company in a business combination, each holder of a public right will automatically receive one-sixth (1/6) of one Class A ordinary share upon consummation of our initial business combination. In the event we will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-sixth (1/6) of one Class A ordinary share underlying each right upon consummation of the business combination. We will not issue fractional shares in connection with an exchange of rights.

As a result, you must hold rights in multiples of six in order to receive Class A ordinary shares for all of your rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and we redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights are issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The right agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Our warrants, rights and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 5,750,000 Class A ordinary shares at a price of $11.50 per share (subject to adjustment as provided herein), as part of the units offered in our IPO. Simultaneously with the completion of our IPO, we also issued in a private placement an aggregate of 343,125 private placement units, each unit consisting of one private share, one right to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of an initial business combination, and one private warrant. Each warrant entitles the holder thereof to purchase one Class A ordinary share. We issued public rights that may result in the issuance of up to 958,333 shares of Class A ordinary   shares as part of the units offered in our IPO and private rights that may result in the issuance of an additional 57,187 shares   of Class A ordinary shares. Our initial shareholders currently hold 1,437,500 founder shares. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,151,000 of such loans may be converted into units, at the price of $10.00 per unit, at the option of the lender. Such units would be identical to the private placement units. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants, rights and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The exercise price for the public warrants is higher than in some similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than some similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per full share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of our ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of Class A ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such Class A ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our IPO. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our right agreement and our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants and/or rights, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our right agreement and our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the right agreement and the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the right agreement and the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act, or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants or rights shall be deemed to have notice of and to have consented to the forum provisions in our right agreement and our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the right agreement or the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants or rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such right and/or warrant holder in any such enforcement action by service upon such right and/or warrant holder’s counsel in the foreign action as agent for such right and/or warrant holder.

This choice-of-forum provision may limit a right and/or warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our right agreement or our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board of Directors.

We have no obligation to net cash settle the rights and warrants.

In no event will we have any obligation to net cash settle the rights and warrants. Accordingly, the rights and warrants may expire worthless.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

An investment in us may result in uncertain or adverse U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our IPO, the allocation an investor makes with respect to the purchase price of a unit among the one ordinary share, one right and one warrant included in each unit could be challenged by the IRS or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our IPO is unclear under current law. It is also unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. See the section in our Prospectus filed with the SEC on March 24, 2023 titled “Taxation — United States Federal Income Taxation” for a summary of certain material U.S. federal income tax consequences of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Conyers Dill & Pearman, our Cayman Islands counsel, that there is uncertainty with regard to the law of Cayman Islands related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands company, such as our company. As the courts of the Cayman Islands have yet to rule on making such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands would recognise as a valid judgment, a final and conclusive judgment in personam obtained in the courts of the United States against the Company under which a sum of money is payable (other than a sum of money payable in respect of multiple damages, taxes or other charges of a like nature or in respect of a fine or other penalty) or, in certain circumstances, an in personam judgment for non-monetary relief, and would give a judgment based thereon provided that (a) such courts had proper jurisdiction over the parties subject to such judgment; (b) such courts did not contravene the rules of natural justice of the Cayman Islands; (c) such judgment was not obtained by fraud; (d) the enforcement of the judgment would not be contrary to the public policy of the Cayman Islands; (e) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of the Cayman Islands; and (f) there is due compliance with the correct procedures under the laws of the Cayman Islands. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a United States company.

Because some of our directors and officers (or candidates) reside outside of the United States, you may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited.

Our CEO and CFO, Lixin Zheng, resides in Hong Kong and Canada. Due to the lack of reciprocity and treaties between the United States and some of these foreign jurisdictions, and cost and time constraints, it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce against our officers and directors judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. Even with the proposed service of process, it may also be difficult to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors.

Also, if we decide to consummate our initial business combination with a target business based and primarily operating outside of the United States, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with the proposed service of process, it may also be difficult to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the officers and directors predicated upon the civil liability provisions of the securities laws of the United States or any state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment by us against the officers or directors or the future combined company if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Furthermore, there would be added costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association may contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions may include three-year director terms, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association will provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 50% of our ordinary shares. Should our sponsor vote all its founder shares in favor of any such amendment, we would require 30% of the public shares issued in our IPO to be voted in favor of any such amendment for its approval. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our initial shareholders, which will collectively beneficially own 20% of our ordinary shares upon the completion of our IPO (not including the ordinary shares issuable underlying the private placement units, any shares underlying units issued upon conversion of working capital loans), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early state company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against or to investigate and remediate any vulnerability to cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

The Excise Tax included in the Inflation Reduction Act may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because our securities are traded on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our Class A ordinary shares after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. Nonetheless, we are not permitted to use the proceeds placed in the trust account and the interest earned thereon to pay any excise taxes or any other fees or taxes, other than franchise and income taxes, that may be imposed on us pursuant to any current, pending or future rules or laws, including without limitation any excise tax imposed under the Inflation Reduction Act on any redemptions or stock buybacks by us.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

We are a blank check company with no business operations except the proposed business combination transaction. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses for an initial business combination. Therefore, we do not believe that we face significant cybersecurity risks and have not adopted any cybersecurity risk management programs or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 101 Roswell Drive, Nepean, Ontario, K2J 0H5, Canada. The cost for this space is drawn from our operating budget. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares, rights and warrants are each traded on the NASDAQ Capital Market under the symbols “OAKUU,” OAKUO,” “OAKUR,” and “OAKUW” respectively. Our units commenced public trading on March 24, 2023, and our ordinary shares, rights and warrants commenced separate public trading on May 19, 2023.

(b) Holders of Unregistered Securities

For the annual period ending December 31, 2023, we have issued unregistered shares to our sponsor simultaneously with the closing of the IPO on March 28, 2023, the Company consummated the private placement (“Private Placement”) with Whale Bay International Company Limited, its sponsor, purchasing 343,125 of our units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,431,250. Each Private Unit is comprised of one ordinary share of the Company, par value $0.0001 per share, one warrant, and one right, for a purchase price of $10.00 per Private Unit. Each Warrant entitles the holder thereof to purchase one ordinary share and each Right entitles the holder thereof to receive one-sixth (1/6) of one ordinary share.

These Private Units, and the Class A ordinary shares, rights and warrants underlying them have not been registered with the U.S. Securities and Exchange Commission and continue to be held privately in their entirety by Whale Bay International Company Limited, our sponsor, pursant to the terms of subscription agreement dated March 27, 2023 as disclosed in further detail in the Form 8-K filed on April 3, 2023 in conjunction with the closing of our initial public offering.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds

On March 28, 2023, we consummated our initial public offering (the “IPO”) of 5,750,000 units, which includes the full exercise of the underwriter’s over-allotment option of 750,000 public units. Each unit consists of one share of Class A ordinary share, one redeemable warrant entitling its holder to purchase one share of Class A ordinary share at a price of $11.50 per share, and one right to receive one-sixth (1/6) of a share of Class A ordinary share upon the consummation of an initial business combination. The public units were sold at an offering price of $10.00 per unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of our IPO, we consummated the private placement of with our sponsor, Whale Bay International Company Limited, purchasing units at a price of $10.00 per private unit, generating total proceeds of $3,431,250.

As of March 28, 2023, a total of $58,506,250 of the net proceeds from the IPO and the private placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

The private units are identical to the units sold in the initial public offering except that the private warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our sponsor or its permitted transferees. Additionally, because the private units were issued in the private transactions, our sponsor and its permitted transferees are allowed to exercise the warrants included in the private units for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Additionally, our sponsor agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination. The sponsor was granted certain demand and piggyback registration rights in connection with the private units.

We paid a total of $1,150,000 in underwriting commissions, and $611,595 for other costs and expenses related to the initial public offering, not including deferred commission of $2,012,500 payable to the underwriters from the funds held in the trust account upon completion of our initial business combination. After deducting the deferred commission, the remaining funds held in the trust account, less amounts released to the trustee to pay redeeming shareholders, will be released to us and can be used to pay all or a portion of the purchase price of the business or businesses with which our initial business combination occurs or for general corporate purposes, including payment of principal or interest on indebtedness incurred in connection with our initial business combination, to fund the purchases of other companies or for working capital. The underwriters will not be entitled to any interest accrued on the deferred underwriting discounts and commissions.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Oak Woods Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Whale Bay International Company Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company, incorporated on March 11, 2022, as a Cayman Islands exempted company. We were formed for the purpose of entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). On August 10, 2023, we setup Oak Woods Merger Sub, Inc. (“Merger Sub”) as a Cayman Islands exempted company.

On August 11, 2023, Oak Woods Acquisition Corporation, an exempted company incorporated in the Cayman Islands (“Oak Woods”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of Oak Woods (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li , in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of Oak Woods.

As of December 31, 2023, the Company had not commenced any operations, except as related to the prospective Merger. All other activities through December 31, 2023 were related to the Company’s formation, the IPO, and searching for a Business Combination target. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The aggregate consideration payable at the closing of the Business Combination (the “Closing”) to the shareholders of Huajin will be the issuance of such number of shares of Oak Woods Class A Ordinary Shares, par value $0.0001 per share (the “Class A Ordinary Shares”) as shall be determined by subtracting the “Closing Net Debt” of Huajin (as defined in the Merger Agreement) from the agreed valuation of $250,000,000, and dividing such difference by $10.00,  which represents the agreed valuation of one Class A Ordinary Share. At Closing, each holder of the ordinary shares of Huajin will receive, in exchange for the Huajin shares owned by such persons, shares of a Class A Ordinary Shares of Oak Woods in an amount equal to the product obtained by multiplying the number of ordinary shares of Huajin held by such shareholder by the Closing Consideration Conversion Ratio (as defined in the Merger Agreement). Of the Class A Ordinary Shares to be issued by Oak Woods at Closing, the Indemnification Escrow Shares (as defined below) shall be delivered into escrow for indemnification claims, as described herein. All of the Class A Ordinary Shares of Oak Woods issued and outstanding at the completion of the merger shall be renamed and redesignated as the ordinary shares of Oak Woods.

The parties also agreed that immediately following the Closing, Oak Woods’s board of directors will consist of five directors, three of which will be designated by Oak Woods and two of which will be designated by Huajin. As of the date of this Form 10-K, Huajin made a deposit of $330,969 to the Company, a portion of which funds will be utilized to provide the deposit required to extend the time available to Oak Woods to complete a business combination.  The balance of such funds may be used by Oak Woods to fund expenses.

On March 23, 2024, the Merger Agreement was amended by Agreement to Extend the Merger Agreement and Plan of Reorganization to extend the termination date of the proposed business combination transaction from March 23, 2024 to June 28, 2024 (the “First Amendment”).

The Company has filed an 8-K announcing the Merger Agreement on August 11, 2023 and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, respectively, thereby automatically extending the Company’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 11, 2022 (inception) through December 31, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents, and on investments held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $1,308,097 which resulted from interest income of $25,035 on the operating account, interest income of $2,258,904 on investments held in the trust account, and a downward change in fair value of warrant liabilities of $53,500, partially offset by operating expenses of $1,029,342.

For the period from March 11, 2022 through December 31, 2022, we had a net loss of $66,302, which resulted from operating expenses of $66,556, partially offset by interest income of $254 on the operating account.

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

For the year ended December 31, 2023, net cash used in operating activities was $650,771, which was due to net income of $1,308,097, adjusting interest income of $2,258,904 earned on trust account and changes in fair value of warrant liabilities of $53,500, and changes in operating assets and liabilities of $353,536.

As of December 31, 2023, we had cash of $367,321 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of December 31, 2023, the Company had working capital deficit of $382,204. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,151,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

On August 11, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li , in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). In connection with the Business Combination, Huajin made a deposit of $330,969 to the Company. The Company recorded the deposit in the account of “deposit from the target company” on the consolidated balance sheet.

The Company has filed an 8-K announcing the Merger Agreement on August 11, 2023 and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending the Company’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In June 2023, the Company repaid promissory notes due to the sponsor. As of December 31, 2023, the Company had no promissory notes due to related parties.

Administrative Services Agreement

The Company is obligated, commencing on March 23, 2023, to pay the sponsor a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial Business Combination.

For the year ended December 31, 2023, the Company accrued administrative service expenses of $90,000. As of December 31, 2023, the Company did not pay the service fee to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the firm commitment of this offering. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, The Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023, and the Company accrued consulting service expenses of $300,000.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting estimates:

Warrant Liability

We classify private warrants as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations. The fair value of our Private Placement Warrants requires significate estimates by management. Deviations from these estimates could result in a significate difference to our financial results.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not early adopted ASU 2020-06 and does not believe adoption of ASU 2020-06 will have a significant impact on its financial statements.

On December 14, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2023, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Lixin Zheng	56	Chief Executive Officer, Chief Financial Officer, Chairman & Director
John O’Donnell	76	Independent Director
Mitchell Cariaga	63	Independent Director
Lauren Simmons	28	Independent Director

Our directors and executive officers are as follows:

Lixin Zheng — Mr. Zheng has served as our Chief Financial Officer since October 3, 2022, and our Chief Executive Officer since February, 2023. Mr. Zheng has over 30 years of extensive practical experience in TMT, investment and financing, manufacturing and fastmoving chain circulation in mainland China, Hong Kong, Taiwan, the United States and Canada. He also possesses successful financing and IPO planning and practical experience in global capital markets for acquisitions, mergers, restructuring and financial public relations of public and private companies, with practical ability and successful cases of market value maintenance.

Mr. Zheng served as a financial director and the CFO for Ajisen (China) Holdings Co., Ltd. (0538.HK) in Hong Kong from November 2006 to November 2008, one of the leading fast casual restaurant chain operators in Asia. He has successfully operated and raised HKD 1.8 billion for Ajisen, which was rated as the best medium-sized enterprise listing project in 2007 by the Asian Finance magazine and he was interviewed by the Bloomberg channel during his works at Ajisen. He also led the successful business merger transaction for Ajisen (Shenzhen) with a transactional value of RMB 450 million. From December 2008 to May 2013, Mr. Zheng served at Rinpak Technology Holding Limited at the CFO in Shanghai and Taipei office, and was in charge of the company’s IPO works. Under his lead, Rinpak Technology successfully listed on Taiwan Stock Exchange with an offering size of USD 50 million, as well as a pre-IPO raised funds of RMB 200 million. From June 2013 to November 2018, Mr. Zheng served as the chief financial officer and the financial advisor to several companies, including Qianbei Technology Group, Roman Garden Services Group, Fubon Group/Ruji Medical Group, Nanda Pharmaceutical Technology Development Co. Ltd. and several other public and private companies. Mr. Zheng has been serving as the CFO at Huijie Information Technology (Shanghai) Co., Ltd. since July 2020, being in charge of the company’s financial management. He served as the CFO at Jinke Investment Holding Group in its Shanghai and Hong Kong office from December 2018 to June 2020, being in charge of the company’s financing and business merger projects. Mr. Zheng also worked at Siemens Beijing office as the accountant and McDonald China office as the accounting manager from 1989 to 1992, and at System Software Associates (SSA) China office and Chicago office as the senior consultant from 1992 to 2000. From 2000 to 2006, he founded Insys International Company limited in Ottawa, Canada and served as the CEO. Mr. Zheng has decades of experience in the corporate finance, global capital market, listing planning, financial PR, market outlook operations, overall planning and worked as the CFO for several pharmaceutical, medical and health technology companies.

Mr. Zheng is a member of Fellow-Institute of Public Accountants (FIPA) and Fellow Financial Accountant (FFA) in UK. He is also a distinguished lecturer of Overseas Education College of Shanghai JiaoTong University in China. Mr. Zheng holds a B.A. in economics from Shenzhen University. He also holds a Unix/C/C++ Certificate from Illinois Institute of Technology in Chicago. We believe Mr. Zheng is well qualified to serve on our chief financial officer because of his extensive experience and knowledge in corporate finance and corporate governance for public companies.

John O’Donnell — Mr. O’Donnell became an independent director in February 2023. Mr. O’Donnell has extensive and diversified entrepreneurship and consulting experience in the global market, business management and trading industry.

Mr. O’Donnell served as a former director of research for the Online Trading Academy, a brokerage firm in Irvine, California with US$500 million per day in cleared retail equities executions since its incorporation in 1997. In this role, he delivered a combination of educational and corporate experience that has been instrumental in making Online Trading Academy today one of the premier trading schools in the world. His extensive diversified management and consulting experience has been a key ingredient in Online Trading Academy’s fast global growth and multiple industry recognition and awards. He has often been featured on financial web portals and television networks such as CNBC, CNN, and MarketWatch. Mr. O’Donnell’s focus and thoughts on issues such as historic boom/bust business cycles and the potential coming volatility in the credit bubble in the “Globalization 3.0 Era” has also been featured in financial focused newspapers and magazines such as The Wall Street Journal, Investors Business Daily, Traders Journal and EQUITIES magazine, etc. Mr. O’Donnell is frequently a keynote speaker at global finance expos including Trade2Win, Online Traders Expo, London IX Expos, Brazil Active Traders Expos, World’s First Virtual Online Traders Expo, Canadian Financial Forums, and The MoneyShow. From 1986 to 1997, Mr. O’Donnell founded and served as its CEO at Double Win Capital Network, boutique investment banker for emerging growth high tech companies. He was recognized as Finalist in Entrepreneur of the Year in Orange County, Calif in 1987 and 1988 as awarded by INC magazine and Ernst and Young. During his works at Double Win Capital Network, he financed over US$150+ million in merger/acquisition/equity placements for 6 companies. From 1979 to 1986, Mr. O’Donnell founded and served as its CEO at Republic Resources, Inc, a US$75 million public company who was one of the world’s largest grower of jojoba oil plantations. Republic Resources developed and syndicated US$20 million in farming syndications through the independent broker/dealer community. From 1972 to 1978, Mr. O’Donnell founded and served as its CEO at Precious Metals Exchange, Inc, a refiner of precious metal scrap and retailer of bullion and coins to investors. The company was acquired by Penn Pacific Corp, a public company in California in 1978 and was the one of the most active traded equities on NASDAQ in 1979. From 1968 to 1972, Mr. O’Donnell served Milwaukee Public School System as a physical sciences teacher.

Mr. O’Donnell holds a B.S. from Southwest Baptist University. We believe Mr. O’Donnell is well qualified to serve on our board of directors because of his rich experience in academia and his broad business and executive management experience.

Mitchell Cariaga — Mr. Cariaga became an independent director in February 2023. Mr. Cariaga is an experienced financial manager working in the business merger and acquisition industries as well as the private investment sector of international capital markets.

From August 2019 to February 2022, Mr. Cariaga served as an independent director for Brilliant Acquisition Corporation (BRLI.NASDAQ), a SPAC company which has closed a US$46,000,000 sized IPO in 2020. Since 2007, he has been the president at Orange Grove Trading Company, a consulting firm that provides consulting services for international capital markets. From 2008 to 2015, Orange Grove was retained by Title Trading to build and manage Title Trading’s international trading teams in four countries and multiple capital markets. While on this assignment, he worked in the development and execution of algorithmic trading strategies with complex risk parameters that integrated human understanding and analysis with algorithmic computer processes. As part of this role, Mr. Cariaga also managed cross functional teams responsible for daily risk metrics and led a market risk management modeling team for various markets involving commodities, Foreign Exchange, equities, and bonds.

From 2002 to 2008, he worked at Asian American Financial Insurance Services (AAFIS) in Shenyang, China, where he led the development of international trading desks in China, with over 600 traders across a broad variety of asset classes. There, Mr. Cariaga developed a market risk management modeling team for the company as the technology lead for algorithmic trading, and developed the China based business for four different leveraged asset classes in the stocks, futures, and options markets in the U.S. From 1998 to 2002, he managed his own proprietary capital, balancing various risk factors to establish a trading model with a high confidence probability rating. During that time Mr. Cariaga also was asked by the Online Trading Academy to provide formal training for its team members. Presently Mr. Cariaga serves as a General Partner for Citrus Grove Capital, LLC, a U.S. based hedge fund.

Mr. Cariaga holds a master’s degree in theology from Grace Theological Seminary and a bachelor’s degree in history from California State University. We believe Mr. Cariaga is well qualified to serve on our board of directors because of his extensive experience in mergers and acquisitions and with capital markets in the U.S. and Asia.

Lauren Simmons — Ms. Simmons became an independent director in February 2023. Ms. Simmons is an equity trader who started her career in finance in May of 2017 with Rosenblatt Securities on the floor of the New York Stock Exchange. Ms. Simmons was recognized by Ebony’s Power 100 list in 2018, as well as by Politico which awarded her as among its Women of Impact in 2018. Since achieving notoriety in 2018, Ms. Simmons has been featured in various media outlets including Forbes, Politico, CNBC, Bloomberg and The Cut. Stemming from her financial knowledge and ability to quickly build relationships in financial markets, Ms. Simmons has built a broad network in private and public financial and consumer markets. Specifically, Ms. Simmon’s commentary, experience as an equities trader, combined with her market and experiential insights has led to her success as a brand leader for women in finance. In particular, Ms. Simmons has built partnerships with Ford, LinkedIn, Express, Champs, Isagenix and Pure Leaf. Ms. Simmons is also a financial contributor to Bloomberg, CNBC, Yahoo Finance, and other financial media outlets. She is the author of a new book addressing professional development and finance which has been accepted for publication by Harper Collins. Ms. Simmons has also headlined major events such as Aspen Ideas Festival, Sina Finance in China, Disney’s Dreamers Academy, and keynote at Harvard, etc. Currently, Ms. Simmons is hosting and producing the show GOING PUBLIC for Entrepreneur.com. Ms. Simmons has also launched the podcast Mind, Body, Wealth with Lauren Simmons, a top ranked Spotify Original Podcast. Ms. Simmons is currently a member of the advisory board at Robinhood Markets, Inc. (HOOD.NASDAQ) and a former board member at ConsciouslyUnbiased.

Ms. Simmons holds a B.S. in Psychology from Kennesaw State University and concentrated her undergraduate studies in genetics and statistics. We believe Ms. Simmons is well qualified to serve on our board of directors because of the confluence of her practical experience as an advisory board member of Robinhood Markets, Inc., her overall financial and market sophistication, and her broad network of relationships that can be leveraged in connection with our search for an acquisition target.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors consist of four members. The term of office will expire at our first annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination (unless required by Nasdaq).

Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Each of John O’Donnell, Mitchell Cariaga and Lauren Simmons is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

We have established an audit committee of the board of directors. Lauren Simmons, John O’Donnell, and Mitchell Cariaga serve as members of our audit committee. Mitchell Cariaga serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Lauren Simmons, John O’Donnell, and Mitchell Cariaga are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Mitchell Cariaga qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction, and;

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating Committee

We have established a nominating committee of the board of directors. Lauren Simmons, John O’Donnell, and Mitchell Cariaga serve as members of our nominating committee, each of whom is an independent director under Nasdaq’s listing standards. Lauren Simmons serves as chairwoman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

During the fiscal year ended December 31, 2023 the nominating committee did not hold any meetings.

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide those persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Subject to the requirement of law or the NASDAQ market rules, we have established a compensation committee of the board of directors. Lauren Simmons, John O’Donnell, and Mitchell Cariaga. John O’Donnell serves as chairman of the compensation committee. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement, and;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and the beneficial owners of more than 10% of our ordinary shares publicly file reports of their ownership of our securities with the SEC. Our directors, executive officers and such beneficial owners are required to furnish the Company with copies of all such reports that they file.

Item 11. Executive Compensation

Executive Officer and Director Compensation

Commencing on the date that our securities were first listed on NASDAQ through the earlier of consummation of our initial business combination and our liquidation, no compensation will be paid to our sponsor, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy is also filed as an exhibit to this Report. We believe that it is in our best interests and the best interests of our shareholders to create and maintain a culture that emphasizes integrity and accountability. Our board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that we are required to prepare an accounting restatement of our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by our compensation committee. Any determinations made by our compensation committee are final and binding on all affected individuals. The Clawback Policy applies to our current and former executive officers (as determined by our compensation committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 9, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our executive officers and directors that beneficially owns shares of our ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary shares
Whale Bay International Company Limited (2)	980,625	13.0%
Fen Zhang (3)	350,000	4.6%
John O’Donnell	10,000	0.1%
Mitchell Cariaga	10,000	0.1%
Lauren Simmo	10,000	0.1%
Space Frontier Investment Holding Limited (4)	420,000	5.6%

(1)	The business address of Whale Bay International Company Limited is c/o Conyers Trust Company (BVI) Limited, Commerce House, Wickhams Cay 1, P.O. Box 3140, Road Town, Tortola, British Virgin Islands VG1110. Unless otherwise indicated, the business address of each of the individuals is 101 Roswell Drive, Nepean, Ontario, K2J 0H5, Canada.

(2)	Yadan Bai, the ultimate natural beneficial owner of Whale Bay International Company Limited, has ultimate voting and dispositive power over the shares held by such entity and therefore may be deemed to be the ultimate beneficial owner of the securities held by such entity.

(3)	Fen Zhang, was the initial Chief Executive Officer of Oak Woods Acquisition Corporation from its inception through February, 2023 when he was replaced by our Chief Financial Officer, Lixin Zheng.
(4)	Yong Wang, the sole member and the director of Space Frontier Investment Holding Limited, has ultimate voting and dispositive power over the shares held by such entity and therefore may be deemed to be the ultimate beneficial owner of the securities held by such entity.

Immediately after the IPO, our initial shareholders beneficially owned, on an as-converted basis, 20% of the then issued and outstanding Class A ordinary shares and have the right to elect all of our directors prior to our initial business combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions, including our initial business combination.

Our initial shareholders have agreed (a) to vote any founder shares and public shares held by them in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by them in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Changes in Control

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On October 25, 2022, we issued an aggregate of 2,156,250 founder shares to our initial shareholders for an aggregate purchase price of $25,000 in cash, or approximately $0.012 per share. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. As a result, as of February 10, 2023 there were 1,437,500 founders shares issued and outstanding, resulting in an aggregate purchase price per share of approximately $0.017. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding ordinary shares upon completion of our IPO. The founder shares (including the Class A ordinary shares issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees as described below) until the earlier of (i) one year after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our Class A ordinary shares equals or exceeds $12.50 per Class A ordinary share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing six months after our initial business combination.

Our sponsor has purchased an aggregate of 343,125 private placement units at a price of $10.00 per unit ($3,431,250 in the aggregate) in a private placement that occurred simultaneously with the completion of our IPO. Our sponsor (and/or its designees) has agreed not to transfer, assign or sell any of the shares included in the insider units and the respective Class A ordinary shares underlying the rights and warrants included in the insider units until 30 days after the completion of our initial business combination. The private placement units are identical to the units sold in our IPO except that the private placement units, so long as they are held by our sponsor (and/or its designees), (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on the effective date of our registration statement filed with the SEC, which is March 23, 2023, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On July 15, 2022, our sponsor has agreed to loan to us up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the closing of the Proposed Public Offering or (2) the date on which the Company determines not to conduct an initial public offering of its securities. Effective on March 28, 2023, the Company and the sponsor entered into an extension agreement pursuant to which the sponsor agreed to extend the promissory note to May 31, 2023. In June 2023, we repaid promissory notes due to the sponsor. As of December 31, 2023, the Company had no promissory notes due to related parties.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,151,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 60,000 Class A ordinary shares if $600,000 of notes were so converted as well as 60,000 private rights to receive 10,000 Class A ordinary shares, and 60,000 private warrants to purchase 60,000 Class A ordinary shares upon the consummation of an initial business combination), at the option of the lender. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the warrants underlying such units. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private units and any securities issued upon conversion of working capital loans, among others, which is described under the section of our prospectus filed with the SEC on March 24, 2023 entitled “Description of Securities — Registration Rights.”

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●

Payment to an affiliate of our sponsor of $10,000 per month, for up to 12 months (or up to 21 months, as described above in this Report, from the completion of our IPO if we extend the period of time to consummate a business combination by the full amount of time), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●

Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination and repayment of non-interest bearing loans which may be made by our sponsor or its affiliates to extend our time period for consummating a business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,151,000 of the loans made by our sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

●

Repayment of non-interest bearing loans which may be made by our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, to extend the time available for us to consummate our initial business combination. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension; or up to an aggregate of $1,150,000, or $0.20 per share if we extend for the full six months. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and either be payable upon the consummation of our initial business combination out of the proceeds of the trust account released to us, or, at the lender’s discretion, converted upon consummation of our business combination into additional private placement units at a price of $10.00 per unit. If we do not complete a business combination, we will not repay such loans.

Our audit committee will review all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP (the “Marcum Asia”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees charged by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022 totaled $113,300 and $82,400, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum Asia for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022.

All Other Fees. We did not pay Marcum Asia for other services for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Oak Woods Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Woods Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2023 and the period from March 11, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and the period from March 11, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses on or before June 28, 2024 or discretion of the management accompanied by making additional contributions to the Trust Account to extend the business combination deadline by two additional three-month period through December 28, 2024. The Company entered into a business combination agreement with a business combination target on August 11, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior June 28, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 28, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2022

New York, NY

April 16, 2024

Firm ID#: 5395

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

OAK WOODS ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash	$367,321	$33,478
Other current assets	66,950	—
Total Current Assets	434,271	33,478

Investments held in the Trust Account	60,765,154	—
Deferred offering costs	—	234,428
Total Assets	$61,199,425	$267,906

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Promissory note – related party	$—	$295,000
Due to a related party	90,000	—
Accrued expenses and other payable	395,506	14,208
Deposit from the target company	330,969	—
Total Current Liabilities	816,475	309,208

Derivative warrant liability – private warrant	8,900	—
Deferred underwriting commission	2,012,500	—
Total Liabilities	2,837,875	309,208

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 5,750,000 and nil shares issued and outstanding as of December 31, 2023 and 2022, respectively	58,997,725	—

Shareholders’ Deficit:
Preferred shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 343,125 and nil shares issued and outstanding as of December 31, 2023 and 2022 (excluding 5,750,000 and nil shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	34	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,437,500 shares issued and outstanding as of December 31, 2023 and 2022, respectively*	144	144
Additional paid-in capital	—	24,856
Accumulated deficit	(636,353)	(66,302)
Total Shareholders’ Deficit	(636,175)	(41,302)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$61,199,425	$267,906

*	As of December 31, 2022, this number includes an aggregate of up to 187,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On March 28, 2023, the over-allotment option was fully exercised.

The accompanying notes are an integral part of these consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2023	For the Period from March 11, 2022 (Inception) through December 31, 2022

Formation and operating costs	$1,029,342	$66,556
Operating expenses	(1,029,342)	(66,556)

Other income:
Interest income earned from deposits in bank account	25,035	254
Interest income earned on investments held in Trust Account	2,258,904	—
Changes in fair value of warrant liabilities	53,500	—
Total other income	2,337,439	254

Net income (loss)	$1,308,097	$(66,302)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	4,379,452	—
Basic and diluted net income per ordinary share, redeemable Class A ordinary shares	$0.69	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares*	1,698,839	1,250,000
Basic and diluted net loss per ordinary share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(1.01)	$(0.05)

*	The basic and diluted weighted average shares outstanding, non redeemable ordinary shares for the period from March 11, 2022 (inception) through December 31, 2022 excludes an aggregate of up to 187,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 28, 2023, the over-allotment option was fully exercised.

The accompanying notes are an integral part of these consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND FOR THE PERIOD FROM MARCH 11, 2022
(INCEPTION) THROUGH DECEMBER 31, 2022

			Ordinary Shares				Additional		Total
	Preferred stock		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 11, 2022 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founder shares issued to initial shareholder	—	—	—	—	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	—	—	—	—	(66,302)	(66,302)
Balance as of December 31, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$(66,302)	$(41,302)
Excess cash received from sales of private placement units over fair value of private placement warrants	—	—	343,125	34	—	—	3,368,816	—	3,368,850
Issuance of Public Warrants and Public Rights, net off offering costs of $150,780	—	—	—	—	—	—	2,146,425	—	2,146,425
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(5,540,097)	(1,878,148)	(7,418,245)
Net income	—	—	—	—	—	—	—	1,308,097	1,308,097
Balance as of December 31, 2023	—	$—	343,125	$34	1,437,500	$144	$—	$(636,353)	$(636,175)

The accompanying notes are an integral part of these consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2023	For the Period from March 11, 2022 (Inception) through December 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,308,097	$(66,302)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(2,258,904)	—
Changes in fair value of warrant liabilities	(53,500)	—
Changes in operating assets and liabilities:
Other current assets	(66,950)	—
Due to a related party	90,000	—
Accrued expenses and other payable	330,486	14,208
Net cash used in operating activities	(650,771)	(52,094)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(58,506,250)	—
Net cash used in investing activities	(58,506,250)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units in Public Offering	57,500,000	—
Proceeds from sale of private placement units	3,431,250	—
Proceeds from related parties	85,340	295,000
Repayment of promissory note to a related party	(380,340)	—
Payment of underwriting commission	(1,150,000)	—
Capital contribution from the Sponsor	—	25,000
Payment of offering costs	(326,355)	(234,428)
Deposits received from a target company for business combination	330,969	—
Net cash provided by financing activities	59,490,864	85,572

Net change in cash	333,843	33,478
Cash at beginning of period	33,478	—
Cash at end of period	$367,321	$33,478

Supplemental disclosure of non-cash financing activities:
Deferred underwriting’ commission fees payable	$2,012,500	$—
Accretion of carrying value to redemption value of redeemable ordinary shares	$7,418,245	$—

The accompanying notes are an integral part of these consolidated financial statements

OAK WOODS ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 10, 2023, Oak Woods Merger Sub, Inc. (“Merger Sub”) was incorporated in the Cayman Islands and is wholly owned by the Company. On August 11, 2023, Oak Woods Acquisition Corporation, an exempted company incorporated in the Cayman Islands (“Oak Woods”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Merger Sub, Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li , in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of Oak Woods.

As of December 31, 2023, the Company had not commenced any operations, except as related to the prospective Merger. All other activities through December 31, 2023 were related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s founder and sponsor, Whale Bay International Company Limited is a British Virgin Islands (“BVI”) company (the “Sponsor”).

The registration statement for the Company’s IPO became effective on March 23, 2023. On March 28, 2023, the Company consummated the IPO of 5,750,000 units (the “Public Units’), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $57,500,000. Simultaneously with the IPO, the Company sold to its Sponsor 343,125 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $3,431,250, which is described in Note 4. Each Unit consists of one share of Class A ordinary share of the Company, par value $0.0001 per share (the “Shares”), one redeemable warrant entitling its holder to purchase one Share at a price of $11.50 per Share, and one right to receive one-sixth (1/6) of one share upon the consummation of the Company’s initial business combination.

Transaction costs amounted to $3,774,095, consisted of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $611,595 of other offering costs. As of December 31, 2023, cash of $367,321 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

The Company had twelve months from the closing of the IPO to consummate a Business Combination (the “Initial Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within twelve months, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months for a total of up to 15 months or 18 months to complete a Business Combination (each period as so extended, an “Extended Period”), subject to the Sponsor depositing additional funds into the Trust Account in the amount of $575,000 (or $0.10 per unit), on or prior to the date of the applicable deadline, for each three month extension. The Initial Period is automatically be extendable to 15 months, and any Extended Period will automatically be extended to 18 or 21 months, as applicable, in the event that the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination.

On August 11, 2023 the Company filed an 8-K announcing the Merger Agreement and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending Purchaser’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024. Should the Company fail to complete its business combination by June 28, 2024, its initial shareholders will be required to deposit into the trust account an amount of $0.10 per unit to effectuate any subsequent Extension Periods as defined in its amended and restated memorandum and articles of association. The consummation of the proposed business combination is subject to certain conditions as further described in the Merger Agreement.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares   and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.175.

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

Business Combination

On August 11, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li , in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). In connection with the Business Combination, Huajin made a deposit of $330,969 to the Company. The Company recorded the deposit in the account of “deposit from the target company” on the consolidated balance sheet.

On March 23, 2024, the Merger Agreement was amended by the First Amendment to the Merger Agreement entered into by the Company, Huajin, Merger Sub, and the Shareholders’ Representative to extend the termination date of the proposed business combination transaction from March 23, 2024 to June 28, 2024.

Going Concern Consideration

As of December 31, 2023, the Company had $367,321 in cash and working capital deficit of $382,204. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Initial Public Offering and the Private Placement proceeds that are due from the Sponsor.

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

On August 11, 2023, the Company filed a Form 8-K announcing the Merger Agreement and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending Purchaser’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024. Should the Company fail to complete our business combination by June 28, 2024, its initial shareholders will be required to deposit into the trust account an amount of $0.10 per unit to effectuate any subsequent Extension Periods as defined in our amended and restated memorandum and articles of association. The consummation of the proposed business combination is subject to certain conditions as further described in the Merger Agreement.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in section 2(a))(16) of the Investment Company Act, or investments in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of December 31, 2023, the Company recorded accretion of $7,418,245.

As of December 31, 2023, the amount of Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(1,003,390)
Proceeds allocated to public rights	(1,293,815)
Allocation of offering costs related to redeemable shares	(3,623,315)
Plus
Accretion of carrying value to redemption value	7,418,245
Class A ordinary shares subject to possible redemption	$58,997,725

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, other payables, and promissory note due to sponsor are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the year ended December 31, 2023 and 2022. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the consolidated statements of operations is based on the following:

	For the Year Ended December 31,	For the Period from March 11, 2022 (Inception) through December 31,
	2023	2022

Net income (loss)	$1,308,097	$(66,302)
Accretion of redeemable ordinary shares to redemption value	(7,418,245)	—
Net loss including accretion of redeemable ordinary shares to redemption value	$(6,110,148)	$(66,302)

	For the Year Ended December 31, 2023		For the period from March 11, 2022 (inception) through December 31, 2022
	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(4,402,405)	$(1,707,743)	$—	$(66,302)
Accretion of redeemable ordinary shares to redemption value	7,418,245	—	—	—
Allocation of net income (loss)	$3,015,840	$(1,707,743)	$—	$(66,302)

Denominator:
Basic and diluted weighted average shares outstanding	4,379,452	1,698,839	—	1,250,000
Basic and diluted net income (loss) per ordinary share	0.69	(1.01)	—	(0.05)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has not early adopted ASU 2020-06 and does not believe adoption of ASU 2020-06 will have a significant impact on its financial statements.

On December 14, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Founder shares

On October 25, 2022, the sponsor acquired 2,156,250 Class B ordinary shares for an aggregate purchase price of $25,000. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. The Initial Shareholders have agreed to forfeit up to 187,500 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Shareholders collectively own 20% of the number of Class A ordinary shares and Class B ordinary shares outstanding shares upon completion of the Proposed Public Offering (assuming the Initial Shareholders do not purchase any Public Shares in the IPO and excluding the Private Units). On March 28, 2023, the underwriters over-allotment was exercised in full upon our initial public offering and none of the founder shares were subject to forfeiture.

The Company believed that it was appropriate to reflect the surrender and cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company has retroactively adjusted all share and per share data for all periods presented. As of December 31, 2023 and 2022, the Company had 1,437,500 Class B ordinary shares issued and outstanding.

As of October 25, 2022, the sponsor assigned, for nominal consideration, 420,000 Class B shares to Space Frontier Investment Holding Limited, 350,000 shares to Fen Zhang, our former CEO and Chairman of the board of directors, and 10,000 shares to each of our independent directors including John O’Donnell, Mitchell Cariaga, and Lauren Simmons. The transfer of the founders shares from the sponsor to Space Frontier Investment Holding Limited and our directors included restrictions on the sale or transfer of those shares, as well as other rights and obligations, identical to that between us and our sponsor, except that only our sponsor is obligated to forfeit shares in the event that no over-allotment option is exercised in connection with the closing of our initial public offering.

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

As of December 31, 2023 and 2022, the Company did not record share-based compensation expenses for ordinary shares assigned to initial board of directors and Space Frontier Investment Holding Limited, because the Initial Business Combination is not considered probable until it occurs.

Working Capital Loan

The sponsor or affiliates of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as the Company may require, of which up to $1,151,000 of such loans may be convertible into up to an additional 115,100 Private Units at a price of $10.00 per unit (the “Working Capital Units”), and, in connection therewith, will issue and deliver up to an aggregate of 115,100 rights (the “Working Capital Rights”) and 115,100 warrants (the “Working Capital Warrants”). Working Capital Warrants are not transferrable (except to certain permitted transferees as described in the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, until after the consummation by the Company of an initial Business Combination. Working Capital Warrants are issuable in the same form as the Public Warrants, except that they shall not be redeemable by the us so long as they are held by their initial purchasers or any of permitted transferees thereof. As of December 31, 2023 and 2022, the Company had no working capital loans due to the sponsor or its affiliates.

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

In June 2023, the Company repaid promissory notes due to the sponsor. As of December 31, 2023 and 2022, the Company had promissory notes due to related parties of $nil and $295,000, respectively.

Administrative Services Agreement

The Company is obligated, commencing on March 23, 2023, to pay the sponsor a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial Business Combination.

For the year ended December 31, 2023, the Company accrued administrative service expenses of $90,000. As of December 31, 2023, the Company did not pay the service fee to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the firm commitment of this offering. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, the Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023, and the Company accrued consulting service expenses of $300,000.

Note 7 — Shareholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023, there were 343,125 shares of Class A ordinary shares issued or outstanding (excluding 5,750,000 shares subject to possible redemption). As of December 31, 2022, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On October 25, 2022, the Company issued 2,156,250 shares of Class B ordinary shares. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. The Company believed that it was appropriate to reflect the cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company has retroactively adjusted all share and per share data for all periods presented. As of December 31, 2023 and 2022, there were 1,437,500 shares and 1,437,500 shares of Class B ordinary shares issued and outstanding, respectively. As a result of the underwriters’ full exercise of the over-allotment option on December 31, 2023, there are no Founder Share subject to forfeiture.

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

Note 8 — Derivative Warrant Liabilities

As of December 31, 2023, the Company had 343,125 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Initial Public Offering except that the private warrants will be subject to certain transfer restrictions and registration rights. The private warrants will be exercisable (even if a registration statement covering the Class A ordinary shares issuable upon exercise of such warrants is not effective) on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The private warrants (including the Class A ordinary shares issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination except to permitted transferees.

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

As of December 31, 2023, the carrying values of cash, and other payables approximated their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. The Private Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the consolidated statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and indicates the fair value of held to maturity securities as follows.

	Level	December 31, 2023
Description
Assets:
Investments held in Trust Account	1	$60,765,154

Liabilities:
Derivative Warrant Liability – Private Warrant	2	$8,900

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on May 19, 2023. The Private Warrants were estimated using the Public Warrants publicly listed trading price, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 Private Warrants that are measured at fair value on a recurring basis:

Initial measurement of Private Warrants on March 28, 2023	$62,400
Changes in fair value of Private Warrants	(53,500)
Private Warrants fair value changes from Level 3 to Level 2	(8,900)
Fair value at December 31, 2023	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2023 was $8,900.

Note 10 — Subsequent Event

The Company has filed an 8-K announcing the Merger Agreement on August 11, 2023 and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending the Company’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024. Because the parties to the Business Combination intend to continue to work to effectuate the Business Combination in furtherance of its prior filings, they have executed an agreement to extend the date by which a Business Combination is required to be completed to June 28, 2024.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the consolidated financial statements.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (1) may have been qualified by disclosures made to such other party or parties, (2) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (3) may reflect the allocation of risk among the parties to such agreements, and (4) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

Number	Exhibit

2.1	Merger Agreement and Plan of Reorganization, dated as of August 11, 2023, by and among the Company, Huajin (China) Holdings Limited, Xuehong Li and Oak Woods Merger Sub Inc.(1)

2.2	The First Amendment to Merger Agreement and Plan of Reorganization, dated as of March 23, 2024, solely for the purpose to extend the termination date of the proposed business combination transaction(2)

3.1	Memorandum and Articles of Association(3)

3.2	Form of Amended and Restated Memorandum and Articles of Association(3)

3.3	Certificate of Incorporation(3)

4.1	Specimen Unit Certificate(3)

4.2	Specimen Ordinary Share Certificate(3)

4.3	Specimen Warrant Certificate(3)

4.4	Specimen Right Certificate(3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(3)

4.6	Form of Right Agreement between Continental Stock Transfer & Trust Company and the Company(3)

4.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company(3)

4.8	Form of Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Company(3)

4.9	Description of Securities*

10.1	Promissory Note, dated as of July 15, 2022 by the Company to Whale Bay International Company Limited(3)

10.2	Form of Letter Agreement from each of the Company’s sponsor, initial shareholders, officers and directors(3)

10.3	Form of Registration Rights Agreement between the Company and initial shareholders(3)

10.4	Securities Purchase Agreement dated September 26, 2022 between the Company and Whale Bay International Company Limited together with subsequent share surrender instrument*

10.5	Form of Private Placement Unit Subscription Agreement between the Company and Whale Bay International Company Limited(3)

10.6	Form of Indemnity Agreement(3)

14.1	Code of Ethics(3)

21.1	Subsidiaries of the Company*

24.1	Power of Attorney of each Executive Officer and Director signing this report (included in the signature page hereto)*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (Clawback Policy)*

97.2	Amended Compensation Committee Charter*

*	Filed herein

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed August 14, 2023.

(2)	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed March 28, 2024.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Form S-1, filed February 17, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK WOODS ACQUISITION CORPORATION

Date: April 16, 2024	/s/ Lixin Zheng
	Name:	Lixin Zheng
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lixin Zheng	Chairman, Chief Executive Officer	April 16, 2024
Lixin Zheng	And Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)