Form 10-Q
period 2024-03-31
Oak Woods Acquisition Corp
filed 2024-05-15
CIK 1945422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, 6,093,125 Class A ordinary shares, par value $0.0001 per share, and 1,437,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

OAK WOODS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

OAK WOODS ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash	$38,232	$367,321
Other current assets	68,648	66,950
Total Current Assets	106,880	434,271

Investments held in the Trust Account	61,551,082	60,765,154
Total Assets	$61,657,962	$61,199,425

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Due to a related party	$120,000	$90,000
Accrued expenses and other payable	682,579	395,506
Deposit from the target company	330,969	330,969
Total Current Liabilities	1,133,548	816,475

Derivative warrant liability – private warrant	6,860	8,900
Deferred underwriting commission	2,012,500	2,012,500
Total Liabilities	3,152,908	2,837,875

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 5,750,000 and 5,750,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	61,551,082	58,997,725

Shareholders’ Deficit:
Preferred shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023		—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 343,125 and 343,125 shares issued and outstanding as of March 31, 2024 and December 31, 2023 (excluding 5,750,000 and 5,750,000 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,437,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	144	144
Accumulated deficit	(3,046,206)	(636,353)
Total Shareholders’ Deficit	(3,046,028)	(636,175)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$61,657,962	$61,199,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023

Formation and operating costs	$648,672	$43,943
Operating expenses	(648,672)	(43,943)

Other income:
Interest income earned from deposits in bank account	4,208	4,901
Interest income earned on investments held in Trust Account	785,928	21,058
Changes in fair value of warrant liabilities	2,040	—
Total other income	792,176	25,959

Net income (loss)	$143,504	$(17,984)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	5,750,000	191,667
Basic and diluted net income per ordinary share, redeemable Class A ordinary shares	$0.12	$0.40

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	1,780,625	1,448,938
Basic and diluted net loss per ordinary share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.32)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

			Ordinary Shares				Additional		Total
	Preferred stock		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2023	—	$—	343,125	$34	1,437,500	$144	$—	$(636,353)	$(636,175)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	—	(2,553,357)	(2,553,357)
Net income	—	—	—	—	—	—	—	143,504	143,504
Balance as of March 31, 2024	—	$—	343,125	$34	1,437,500	$144	$—	$(3,046,206)	$(3,046,028)

Balance as of December 31, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$(66,302)	$(41,302)
Excess cash received from sales of private placement units over fair value of private placement warrants	—	—	343,125	34	—	—	3,368,816	—	3,368,850
Issuance of Public Warrants and Public Rights, net off offering costs of $150,780	—	—	—	—	—	—	2,146,425	—	2,146,425
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(89,802)	—	(89,802)
Net loss	—	—	—	—	—	—	—	(17,984)	(17,984)
Balance as of March 31, 2023	—	$—	343,125	$34	1,437,500	$144	$5,450,295	$(84,286)	$5,366,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$143,504	$(17,984)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(785,928)	(21,058)
Changes in fair value of warrant liabilities	(2,040)	—
Changes in operating assets and liabilities:
Other current assets	(1,698)	—
Due to a related party	30,000	—
Accrued expenses and other payable	287,073	(61,065)
Net cash used in operating activities	(329,089)	(100,107)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	—	(58,506,250)
Net cash used in investing activities	—	(58,506,250)

Cash Flows from Financing Activities:
Proceeds from sale of public units in Public Offering	—	57,500,000
Proceeds from sale of private placement units	—	3,431,250
Proceeds from related parties	—	85,340
Payment of underwriting commission	—	(1,150,000)
Payment of offering costs	—	(326,355)
Net cash provided by financing activities	—	59,540,235

Net change in cash	(329,089)	933,878
Cash at beginning of period	367,321	33,478
Cash at end of period	$38,232	$967,356

Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to redemption	$—	$51,579,480
Initial classification of derivative warrant liabilities – private warrant	$—	$62,400
Deferred underwriting’ commission fees payable	$—	$2,012,500
Offering costs paid by the Sponsor on behalf of the Company	$—	$68,743
Accretion of carrying value to redemption value of redeemable ordinary shares	$2,553,357	$89,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 10, 2023, Oak Woods Merger Sub, Inc. (“Merger Sub”) was incorporated in the Cayman Islands and is wholly owned by the Company. On August 11, 2023, Oak Woods Acquisition Corporation, an exempted company incorporated in the Cayman Islands (“Oak Woods”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Merger Sub, Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li, in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of Oak Woods.

As of March 31, 2024, the Company had not commenced any operations, except as related to the prospective Merger. All other activities through March 31, 2024 were related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,774,095, consisted of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $611,595 of other offering costs. As of March 31, 2024, cash of $38,232 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Upon the closing of the IPO and the private placement on March 28, 2023, a total of $58,506,250 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer& Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

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

Business Combination

On August 11, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li , in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). In connection with the Business Combination, Huajin made a deposit of $330,969 to the Company. The Company recorded the deposit in the account of “deposit from the target company” on the unaudited condensed consolidated balance sheet.

On March 23, 2024, the Merger Agreement was amended by the First Amendment to the Merger Agreement entered into by the Company, Huajin, Merger Sub, and the Shareholders’ Representative to extend the termination date of the proposed business combination transaction from March 23, 2024 to June 28, 2024.

Going Concern Consideration

As of March 31, 2024, the Company had $38,232 in cash and working capital deficit of $1,026,668. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Initial Public Offering and the Private Placement proceeds that are due from the Sponsor.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2023 filed with the SEC on Form 10-K on April 16, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of March 31, 2024 and December 31, 2023, the Company recorded accretion of $9,971,602 and $7,418,245, respectively.

As of March 31, 2024 and December 31, 2023, the amount of Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(1,003,390)
Proceeds allocated to public rights	(1,293,815)
Allocation of offering costs related to redeemable shares	(3,623,315)
Plus
Accretion of carrying value to redemption value	7,418,245
Class A ordinary shares subject to possible redemption as of December 31, 2023	$58,997,725
Plus
Accretion of carrying value to redemption value	2,553,357
Class A ordinary shares subject to possible redemption as of March 31, 2024	$61,551,082

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet. The fair values of cash, other payables, and promissory note due to sponsor are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the three months ended March 31, 2024 and 2023. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months Ended March 31,
	2024	2023

Net income (loss)	$143,504	$(17,984)
Accretion of redeemable ordinary shares to redemption value	(2,553,357)	(89,802)
Net loss including accretion of redeemable ordinary shares to redemption value	$(2,409,853)	$(107,786)

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(1,840,042)	$(569,811)	$(12,593)	$(95,193)
Accretion of redeemable ordinary shares to redemption value	2,553,357	—	89,802	—
Allocation of net income (loss)	$713,315	$(569,811)	$77,209	$(95,193)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,780,625	191,667	1,448,938
Basic and diluted net income (loss) per ordinary share	0.12	(0.32)	0.40	(0.07)

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

The Company believed that it was appropriate to reflect the surrender and cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company has retroactively adjusted all share and per share data for all periods presented. As of March 31, 2024 and December 31, 2023, the Company had 1,437,500 Class B ordinary shares issued and outstanding.

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

As of March 31, 2024 and December 31, 2023, the Company did not record share-based compensation expenses for ordinary shares assigned to initial board of directors and Space Frontier Investment Holding Limited, because the Initial Business Combination is not considered probable until it occurs.

Working Capital Loan

The sponsor or affiliates of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as the Company may require, of which up to $1,151,000 of such loans may be convertible into up to an additional 115,100 Private Units at a price of $10.00 per unit (the “Working Capital Units”), and, in connection therewith, will issue and deliver up to an aggregate of 115,100 rights (the “Working Capital Rights”) and 115,100 warrants (the “Working Capital Warrants”). Working Capital Warrants are not transferrable (except to certain permitted transferees as described in the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, until after the consummation by the Company of an initial Business Combination. Working Capital Warrants are issuable in the same form as the Public Warrants, except that they shall not be redeemable by the us so long as they are held by their initial purchasers or any of permitted transferees thereof. As of March 31, 2024 and December 31, 2023, the Company had no working capital loans due to the sponsor or its affiliates.

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

In June 2023, the Company repaid promissory notes due to the sponsor. As of March 31, 2024 and December 31, 2023, the Company had no promissory notes due to related parties.

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

For the three months ended March 31, 2024 and 2023, the Company accrued administrative service expenses of $30,000 and $nil, respectively. As of March 31, 2024 and December 31, 2023, the Company had service fee payable of $120,000 and $90,000, respectively, due to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the firm commitment of this offering. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, the Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of March 31, 2024 and December 31, 2023, the Company had accrued consulting service expenses of $600,000 and $300,000, respectively.

Note 7 — Shareholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 343,125 shares of Class A ordinary shares issued or outstanding (excluding 5,750,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On October 25, 2022, the Company issued 2,156,250 shares of Class B ordinary shares. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. The Company believed that it was appropriate to reflect the cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company has retroactively adjusted all share and per share data for all periods presented. As of March 31, 2024 and December 31, 2023, there were 1,437,500 shares and 1,437,500 shares of Class B ordinary shares issued and outstanding, respectively.

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

Note 8 — Derivative Warrant Liabilities

As of March 31, 2024 and December 31, 2023, the Company had 343,125 and 343,125 Private Warrants outstanding, respectively. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of March 31, 2024 and December 31, 2023, the carrying values of cash, and other payables approximated their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. The Private Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the unaudited condensed consolidated statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value of held to maturity securities as follows.

	Level	March 31, 2024	December 31, 2023
Description
Assets:
Investments held in Trust Account	1	$61,551,082	$60,765,154

Liabilities:
Derivative Warrant Liability – Private Warrant	2	$6,860	$8,900

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on May 19, 2023. The Private Warrants were estimated using the Public Warrants publicly listed trading price, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2. For the three months ended March 31, 2024, the changes in fair value of the Private Warrants were 2,040.

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

Note 10 — Subsequent Event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

As of March 31, 2024, the Company had not commenced any operations, except as related to the prospective Merger. All other activities through March 31, 2024 were related to the Company’s formation, the IPO, and searching for a Business Combination target. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The parties also agreed that immediately following the Closing, Oak Woods’s board of directors will consist of five directors, three of which will be designated by Oak Woods and two of which will be designated by Huajin. As of the date of this Form 10-Q, Huajin made a deposit of $330,969 to the Company, a portion of which funds will be utilized to provide the deposit required to extend the time available to Oak Woods to complete a business combination. The balance of such funds may be used by Oak Woods to fund expenses.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 11, 2022 (inception) through March 31, 2024 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents, and on investments held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $143,504 which resulted from interest income of $4,208 on the operating account, interest income of $785,928 on investments held in the trust account, and a downward change in fair value of warrant liabilities of $2,040, partially offset by operating expenses of $648,672.

For the three months ended March 31, 2023, we had a net loss of $17,984, which resulted from operating expenses of $43,943, partially offset by interest income of $4,901 on the operating account, and interest income of $21,058 on investments held in the trust account.

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

For the three months ended March 31, 2024, net cash used in operating activities was $329,089, which was due to net income of $143,504, adjusting interest income of $785,928 earned on trust account and changes in fair value of warrant liabilities of $2,040, and changes in operating assets and liabilities of $315,375.

For the three months ended March 31, 2023, net cash used in operating activities was $100,107, which was due to net loss of $17,984, adjusting interest income of $21,058 earned on trust account and changes in operating assets and liabilities of $61,065.

As of March 31, 2024 and December 31, 2023, we had cash of $38,232 and $367,321, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of March 31, 2024 and December 31, 2023, the Company had working capital deficit of $1,026,668 and $382,204, respectively. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,151,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

On August 11, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li , in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). In connection with the Business Combination, Huajin made a deposit of $330,969 to the Company. The Company recorded the deposit in the account of “deposit from the target company” on the unaudited condensed consolidated balance sheet.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In June 2023, the Company repaid promissory notes due to the sponsor. As of March 31, 2024 and December 31, 2023, the Company had no promissory notes due to related parties.

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

For the three months ended March 31, 2024 and 2023, the Company accrued administrative service expenses of $30,000 and $nil, respectively. As of March 31, 2024 and December 31, 2023, the Company had service fee payable of $120,000 and $90,000 due to the sponsor, respectively.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the firm commitment of this offering. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, The Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of March 31, 2024 and December 31, 2023, the Company had accrued consulting service expenses of $600,000 and $300,000, respectively.

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

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Mr. Lixin Zheng, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on March 24, 2023 and our preliminary proxy statements on Schedule 14A filed with the SEC on February 12, 2024 and March 7, 2024.

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

OAK WOODS ACQUISITION CORPORATION

Date: May 15, 2024	/s/ Lixin Zheng
	Name:	Lixin Zheng
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)