Form 10-Q
period 2024-09-30
Oak Woods Acquisition Corp
filed 2024-11-14
CIK 1945422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, 4,600,479 Class A ordinary shares, par value $0.0001 per share, and 1,437,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

OAK WOODS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Control and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

i

OAK WOODS ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash	$90,868	$367,321
Other current assets	27,883	66,950
Investments held in the Trust Account	16,541,342	—
Total Current Assets	16,660,093	434,271

Investments held in the Trust Account	47,360,604	60,765,154
Total Assets	$64,020,697	$61,199,425

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Due to a related party	$180,000	$90,000
Promissory note – a related party	1,605,700	—
Accrued expenses and other payable	1,233,262	395,506
Deposit from the target company	330,969	330,969
Class A ordinary shares to be redeemed (1)	16,541,342	—
Total Current Liabilities	19,891,273	816,475

Derivative warrant liability – private warrant	9,300	8,900
Deferred underwriting commission	2,012,500	2,012,500
Total Liabilities	21,913,073	2,837,875

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 4,257,354 and 5,750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	47,360,604	58,997,725

Shareholders’ Deficit:
Preferred shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 343,125 and 343,125 shares issued and outstanding as of September 30, 2024 and December 31, 2023 (excluding 4,257,354 and 5,750,000 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,437,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	144	144
Accumulated deficit	(5,253,158)	(636,353)
Total Shareholders’ Deficit	(5,252,980)	(636,175)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$64,020,697	$61,199,425

(1)	In connection with the Extraordinary General Meeting of shareholders to vote on extending the Combination Period, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.08. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension. As a result, the Company has recorded a liability of $16,541,342 as Class A ordinary shares to be redeemed and reduced Class A ordinary shares subject to possible redemption as of September 30, 2024 on the unaudited condensed consolidated balance sheet.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Formation and operating costs	$473,505	$251,764	$2,106,888	$473,680
Operating expenses	(473,505)	(251,764)	(2,106,888)	(473,680)

Other income (expenses):
Interest income	359	4,346	5,412	18,676
Income earned on investments held in Trust Account	809,583	770,154	2,389,292	1,465,540
Changes in fair value of warrant liabilities	(720)	(7,400)	(400)	43,900
Total other income	809,222	767,100	2,394,304	1,528,116

Net income	$335,717	$515,336	$287,416	$1,054,436

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	5,685,102	5,750,000	5,728,210	3,917,582
Basic and diluted net income per ordinary share, redeemable Class A Ordinary Shares	$0.09	$0.17	0.24	0.56

Basic and diluted weighted average shares outstanding, non-redeemable Class A Ordinary Shares and Class B Ordinary Shares	1,780,625	1,780,625	1,780,625	1,671,277
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.09)	$(0.26)	(0.61)	(0.68)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

			Ordinary Shares				Additional		Total Shareholders’
	Preferred stock		Class A		Class B		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	—	$—	343,125	$34	1,437,500	$144	$—	$(4,606,792)	$(4,606,614)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	—	(982,083)	(982,083)
Net income	—	—	—	—	—	—	—	335,717	335,717
Balance as of September 30, 2024	—	$—	343,125	$34	1,437,500	$144	$—	$(5,253,158)	$(5,252,980)

Balance as of June 30, 2023	—	$—	343,125	$34	1,437,500	$144	$3,151,495	$472,798	$3,624,471
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(2,465,975)	—	(2,465,975)
Net income	—	—	—	—	—	—	—	515,336	515,336
Balance as of September 30, 2023	—	$—	343,125	$34	1,437,500	$144	$685,520	$988,134	$1,673,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

			Ordinary Shares				Additional		Total Shareholders’
	Preferred stock		Class A		Class B		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	—	$—	343,125	$34	1,437,500	$144	$—	$(636,353)	$(636,175)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	—	(4,904,221)	(4,904,221)
Net income	—	—	—	—	—	—	—	287,416	287,416
Balance as of September 30, 2024	—	$—	343,125	$34	1,437,500	$144	$—	$(5,253,158)	$(5,252,980)

Balance as of December 31, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$(66,302)	$(41,302)
Excess cash received from sales of private placement units over fair value of private placement warrants	—	—	343,125	34	—	—	3,368,816	—	3,368,850
Issuance of Public Warrants and Public Rights, net off offering costs of $150,780	—	—	—	—	—	—	2,146,425	—	2,146,425
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(4,854,577)	—	(4,854,577)
Net income	—	—	—	—	—	—	—	1,054,436	1,054,436
Balance as of September 30, 2023	—	$—	343,125	$34	1,437,500	$144	$685,520	$988,134	$1,673,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$287,416	$1,054,436
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(2,389,292)	(1,465,540)
Changes in fair value of warrant liabilities	400	(43,900)
Changes in operating assets and liabilities:
Other current assets	39,067	(35,000)
Due to a related party	90,000	60,000
Accrued expenses and other payable	837,756	(61,065)
Net cash used in operating activities	(1,134,653)	(491,069)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(747,500)	(58,506,250)
Net cash used in investing activities	(747,500)	(58,506,250)

Cash Flows from Financing Activities:
Proceeds from sale of public units in Public Offering	-	57,500,000
Proceeds from sale of private placement units	-	3,431,250
Proceeds from related parties	1,605,700	85,340
Repayment of promissory note to a related party	-	(380,340)
Payment of underwriting commission	-	(1,150,000)
Payment of offering costs	-	(326,355)
Deposits received from a target company for business combination	-	330,969
Net cash provided by financing activities	1,605,700	59,490,864

Net change in cash	(276,453)	493,545
Cash at beginning of period	367,321	33,478
Cash at end of period	$90,868	$527,023

Supplemental disclosure of non-cash financing activities:
Initial classification of ordinary shares subject to redemption	$—	$51,579,480
Initial classification of derivative warrant liabilities – private warrant	$—	$62,400
Deferred underwriting’ commission fees payable	$—	$2,012,500
Accretion of carrying value to redemption value of redeemable ordinary shares	$4,904,221	$4,854,577
Reclassification of Class A ordinary shares subject to redemption to Class A ordinary shares to be redeemed	$16,541,342	$—

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

As of September 30, 2024, the Company had not commenced any operations, except as related to the prospective Merger. All other activities through September 30, 2024 were related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,774,095, consisted of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $611,595 of other offering costs. As of September 30, 2024, cash of $16,625 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

On June 28, 2024, the Company issued an unsecured promissory note in the amount of $575,000 to the Company’s Sponsor, Whale Bay International Company Limited, which has timely deposited $575,000 in the Company’s trust account, representing $0.10 per unit as additional interest on the proceeds in the trust account in order to extend the amount of time it has available to complete a business combination until September 28, 2024.

As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024, the following proposals were approved thereby amending the Amended and Restated Articles and Memorandum of Association (the “Charter”) to:

(i)	as discussed further below, give the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times (the “Extension Proposal”);

(ii)	restrict the Company from utilizing any portion of the funds held in the Trust Account to pay the fees, taxes, or dissolution expenses of the Company in the event the Company does not consummate a business combination within 21 months (or 24 months, if applicable under the provisions of Article 49.8) from the consummation of the IPO, or such later time as the Members may approve in accordance with the Articles;

(iii)	eliminate (a) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination, and

(iv)	provide for the right of a holder of the Company’s Class B Ordinary Shares, par value $0.0001 per share, to convert into Class A Ordinary Shares, par value $0.0001 per share, of the Company on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder

Specifically, with regard to the Extension Proposal, on September 26, 2024, the shareholders approved the amendment to the Articles and Memorandum of Association (“Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 28, 2024 to March 28, 2025 by depositing into the trust account $172,500 for each one-month extension. On September 28, 2024 and October 28, 2024, the Company issued two unsecured promissory notes, each in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 28, 2024. In addition, the promissory note of $575,000 issued in June 2024 was also extended and is payable on the earlier of (i) March 28, 2025, or (ii) the date on which Maker consummates its business combination with Huajin. In the event that a Business Combination does not close by November 28, 2024, or up to March 28, 2025 and no amounts will thereafter be due thereon.

In connection with the Extraordinary General Meeting of shareholders to vote on extending the Combination Period, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.08. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension. As a result, the Company has recorded a liability of $16,541,342 as Class A ordinary shares to be redeemed and reduced Class A ordinary shares subject to possible redemption as of September 30, 2024 on the unaudited condensed consolidated balance sheet.

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

Business Combination

On August 11, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li, in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). In connection with the Business Combination, Huajin made a deposit of $330,969 to the Company. The Company recorded the deposit in the account of “deposit from the target company” on the unaudited condensed consolidated balance sheet.

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

On June 26, 2024, the Merger Agreement was further amended by the First Amendment to the Merger Agreement entered into by the Company, Huajin, Merger Sub, and the Shareholders’ Representative to extend the termination date of the proposed business combination transaction from June 28, 2024 to September 28, 2024. Contemporaneously with the execution and delivery of the First Amendment, the Company and Future Woods Investment Holding Limited, a British Virgin islands limited company (hereinafter the “Backstop Investor”) entered into an agreement to register for public resale 500,000 OAKU Class A Ordinary Shares in consideration for Backstop Investor’s agreement to purchase the equivalent of five million dollars ($5,000,000) worth of Class A Ordinary Shares of OAKU concurrent with the closing of the Merger on terms and conditions mutually agreeable to OAKU and Huajin (the “Backstop Agreement”). Specifically, the Backstop Agreement requires the Company to complete a primary placement to the Backstop Investor, to occur concurrently with the closing of the Merger, pursuant to which the Company shall sell 500,000 OAKU Class A Ordinary Shares at $10.00 per share for a total drawdown of $5,000,000 (the “Backstop Shares”). Such proceeds will (i) offset certain capital used for shareholder redemptions; (ii) fund the cash portion of the consideration to certain shareholders of Huajin and transaction expenses in connection with the Business Combination; or (iii) be used for other corporate purposes, including satisfaction of its minimum cash requirements immediately following the Business Combination. Our agreement to sell and Backstop Investors’ agreement to purchase the Backstop Shares is referred to herein as the “Backstop Commitment”).

Going Concern Consideration

As of September 30, 2024, the Company had $90,868 in cash and working capital deficit of $3,231,180. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Initial Public Offering and the Private Placement proceeds that are due from the Sponsor.

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

On June 28, 2024, the Company issued an unsecured promissory note in the amount of $575,000 to the Company’s Sponsor, Whale Bay International Company Limited, which has timely deposited $575,000 in the Company’s trust account, representing $0.10 per unit as additional interest on the proceeds in the trust account in order to extend the amount of time it has available to complete a business combination until September 28, 2024.

As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024, the following proposals were approved thereby amending the Amended and Restated Articles and Memorandum of Association (the “Charter”) to:

(i)	as discussed further below, give the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times (the “Extension Proposal”);

(ii)	restrict the Company from utilizing any portion of the funds held in the Trust Account to pay the fees, taxes, or dissolution expenses of the Company in the event the Company does not consummate a business combination within 21 months (or 24 months, if applicable under the provisions of Article 49.8) from the consummation of the IPO, or such later time as the Members may approve in accordance with the Articles;

(iii)	eliminate (a) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination, and

(iv)	provide for the right of a holder of the Company’s Class B Ordinary Shares, par value $0.0001 per share, to convert into Class A Ordinary Shares, par value $0.0001 per share, of the Company on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder

Specifically, with regard to the Extension Proposal, on September 26, 2024, the shareholders approved the amendment to the Articles and Memorandum of Association (“Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 28, 2024 to March 28, 2025 by depositing into the trust account $172,500 for each one-month extension. On September 28, 2024 and October 28, 2024, the Company issued two unsecured promissory notes, each in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 28, 2024. In addition, the promissory note of $575,000 issued in June 2024 was also extended and is payable on the earlier of (i) March 28, 2025, or (ii) the date on which Maker consummates its business combination with Huajin. In the event that a Business Combination does not close by November 28, 2024, or up to March 28, 2025 and no amounts will thereafter be due thereon.

In connection with the Extraordinary General Meeting of shareholders to vote on extending the Combination Period, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.08. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension. As a result, the Company has recorded a liability of $16,541,342 as Class A ordinary shares to be redeemed and reduced Class A ordinary shares subject to possible redemption as of September 30, 2024 on the unaudited condensed consolidated balance sheet.

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

As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2023 filed with the SEC on Form 10-K on April 16, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, the amount of Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(1,003,390)
Proceeds allocated to public rights	(1,293,815)
Allocation of offering costs related to redeemable shares	(3,623,315)
Plus
Accretion of carrying value to redemption value	7,418,245
Class A ordinary shares subject to possible redemption as of December 31, 2023	$58,997,725
Plus
Accretion of carrying value to redemption value	4,904,221
Less:
Share redemption	(16,541,342)
Class A ordinary shares subject to possible redemption as of September 30, 2024	$47,360,604

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet. The fair values of cash, other payables, and promissory note due to sponsor are estimated to approximate the carrying values as of September 30, 2024 and December 31, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the three and nine months ended September 30, 2024 and 2023. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$335,717	$515,336	$287,416	$1,054,436
Accretion of redeemable ordinary shares to redemption value	(982,083)	(2,465,975)	(4,904,221)	(4,854,577)
Net loss including accretion of redeemable ordinary shares to redemption value	$(646,366)	$(1,950,639)	$(4,616,805)	$(3,800,141)

	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023
	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(489,379)	$(153,277)	$(1,489,408)	$(461,231)
Accretion of redeemable ordinary shares to redemption value	982,083	—	2,465,975	—
Allocation of net income (loss)	$492,704	$(153,277)	$976,567	$(461,231)
Denominator:
Basic and diluted weighted average shares outstanding	5,685,102	1,780,625	5,750,000	1,780,625
Basic and diluted net income (loss) per ordinary share	$0.09	$(0.09)	$0.17	$(0.26)

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(3,521,989)	$(1,094,816)	$(2,663,758)	$(1,136,383)
Accretion of redeemable ordinary shares to redemption value	4,904,221	—	4,854,577	—
Allocation of net income (loss)	$1,382,232	$(1,094,816)	$2,190,819	$(1,136,383)
Denominator:
Basic and diluted weighted average shares outstanding	5,728,210	1,780,625	5,750,000	1,780,625
Basic and diluted net income (loss) per ordinary share	$0.24	$(0.61)	$0.56	$(0.68)

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

The Company believed that it was appropriate to reflect the surrender and cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company has retroactively adjusted all share and per share data for all periods presented. As of September 30, 2024 and December 31, 2023, the Company had 1,437,500 Class B ordinary shares issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, the Company did not record share-based compensation expenses for ordinary shares assigned to initial board of directors and Space Frontier Investment Holding Limited, because the Initial Business Combination is not considered probable until it occurs.

Working Capital Loan

The sponsor or affiliates of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as the Company may require, of which up to $1,151,000 of such loans may be convertible into up to an additional 115,100 Private Units at a price of $10.00 per unit (the “Working Capital Units”), and, in connection therewith, will issue and deliver up to an aggregate of 115,100 rights (the “Working Capital Rights”) and 115,100 warrants (the “Working Capital Warrants”). Working Capital Warrants are not transferrable (except to certain permitted transferees as described in the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, until after the consummation by the Company of an initial Business Combination. Working Capital Warrants are issuable in the same form as the Public Warrants, except that they shall not be redeemable by the us so long as they are held by their initial purchasers or any of permitted transferees thereof. As of September 30, 2024 and December 31, 2023, the Company had no working capital loans due to the sponsor or its affiliates.

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

On September 26, 2024, the shareholders approved the amendment to the Articles and Memorandum of Association (“Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 28, 2024 to March 28, 2025 by depositing into the trust account $172,500 for each one-month extension. On September 28, 2024 and October 28, 2024, the Company issued two unsecured promissory notes, each in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 28, 2024. In addition, the promissory note of $575,000 issued in June 2024 was also extended and is payable on the earlier of (i) March 28, 2025, or (ii) the date on which Maker consummates its business combination with Huajin.

In the event that a Business Combination does not close by November 28, 2024, or up to March 28, 2025 and no amounts will thereafter be due thereon.

As of September 30, 2024 and December 31, 2023, the Company had promissory notes as extension loans of $745,500 and $nil, respectively, as Extension Loans.

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

In May 2024, the Company issued one non-interest bearing unsecured promissory note, in an amount of $657,700, to the Sponsor in exchange for loans to support the Company’s operations. The promissory notes are payable on the earlier of (i) September 28, 2024, or (ii) the date on which the Company consummates its business combination with Huajin. With the extension of the time to complete a business combination by March 28, 2025, the Company amended the payment term of the promissory notes, which are payable on the earlier of (i) March 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

In July 2024, the Company issued one non-interest bearing unsecured promissory note to the Sponsor in exchange for loans to support the Company’s operations. The Company could draw down a maximum amount of $1,000,000. As of September 30, 2024, the Company drew down $230,500 from the promissory note. The promissory notes are payable on the earlier of (i) March 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

As of September 30, 2024 and December 31, 2023, the Company had promissory notes as working capital loans of $888,200 and $nil, respectively, due to related parties.

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

For the three months ended September 30, 2024 and 2023, the Company accrued administrative service expenses of $30,000 and $30,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company accrued administrative service expenses of $90,000 and $60,000, respectively. As of September 30, 2024 and December 31, 2023, the Company had service fee payable of $180,000 and $90,000, respectively, due to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the firm commitment of this offering. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, the Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of September 30, 2024 and December 31, 2023, the Company had accrued consulting service expenses of $1,200,000 and $300,000, respectively.

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

Note 7 — Shareholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. In connection with the Extraordinary General Meeting of shareholders to vote on extending the Combination Period, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.08. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension. As a result, the Company has recorded a liability of $16,541,342 as Class A ordinary shares to be redeemed and reduced Class A ordinary shares subject to possible redemption as of September 30, 2024 on the unaudited condensed consolidated balance sheet. Accordingly, as of September 30, 2024 and December 31, 2023, there were 343,125 and 343,125 shares of Class A ordinary shares issued or outstanding (excluding 4,257,354 and 5,750,000 shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On October 25, 2022, the Company issued 2,156,250 shares of Class B ordinary shares. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. The Company believed that it was appropriate to reflect the cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company has retroactively adjusted all share and per share data for all periods presented. As of September 30, 2024 and December 31, 2023, there were 1,437,500 shares and 1,437,500 shares of Class B ordinary shares issued and outstanding, respectively.

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

Note 8 — Derivative Warrant Liabilities

As of September 30, 2024 and December 31, 2023, the Company had 343,125 and 343,125 Private Warrants outstanding, respectively. The Private Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

As of September 30, 2024 and December 31, 2023, the carrying values of cash, and other payables approximated their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. The Private Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the unaudited condensed consolidated statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value of held to maturity securities as follows.

	Level	September 30, 2024	December 31, 2023
Description
Assets:
Investments held in Trust Account	1	$63,901,946	$60,765,154

Liabilities:
Derivative Warrant Liability – Private Warrant	2	$9,300	$8,900

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on May 19, 2023. The Private Warrants were estimated using the Public Warrants publicly listed trading price, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2. For the three and nine months ended September 30, 2024, the Company recorded an increase in fair value of $720 and $400, respectively, of the Private Warrants.

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

Note 10 — Subsequent Event

On October 28, 2024, the Company issued one unsecured promissory notes in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 28, 2024.

On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension.

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

On August 11, 2023, Oak Woods Acquisition Corporation, an exempted company incorporated in the Cayman Islands (“Oak Woods”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of Oak Woods (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li, in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of Oak Woods.

As of September 30, 2024, the Company had not commenced any operations, except as related to the prospective Merger. All other activities through September 30, 2024 were related to the Company’s formation, the IPO, and searching for a Business Combination target. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

Recent Development

On August 11, 2023, we entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of us (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li, in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of us (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”).

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

On June 26, 2024, the Merger Agreement was further amended by the First Amendment to the Merger Agreement entered into by the Company, Huajin, Merger Sub, and the Shareholders’ Representative to extend the termination date of the proposed business combination transaction from June 28, 2024 to September 28, 2024. Contemporaneously with the execution and delivery of the First Amendment, the Company and Future Woods Investment Holding Limited, a British Virgin islands limited company (hereinafter the “Backstop Investor”) entered into an agreement to register for public resale 500,000 OAKU Class A Ordinary Shares in consideration for Backstop Investor’s agreement to purchase the equivalent of five million dollars ($5,000,000) worth of Class A Ordinary Shares of OAKU concurrent with the closing of the Merger on terms and conditions mutually agreeable to OAKU and Huajin (the “Backstop Agreement”). Specifically, the Backstop Agreement requires the Company to complete a primary placement to the Backstop Investor, to occur concurrently with the closing of the Merger, pursuant to which the Company shall sell 500,000 OAKU Class A Ordinary Shares at $10.00 per share for a total drawdown of $5,000,000 (the “Backstop Shares”). Such proceeds will (i) offset certain capital used for shareholder redemptions; (ii) fund the cash portion of the consideration to certain shareholders of Huajin and transaction expenses in connection with the Business Combination; or (iii) be used for other corporate purposes, including satisfaction of its minimum cash requirements immediately following the Business Combination. Our agreement to sell and Backstop Investors’ agreement to purchase the Backstop Shares is referred to herein as the “Backstop Commitment”).

On June 28, 2024, the Company issued an unsecured promissory note in the amount of $575,000 to the Company’s Sponsor, Whale Bay International Company Limited, which has timely deposited $575,000 in the Company’s trust account, representing $0.10 per unit as additional interest on the proceeds in the trust account in order to extend the amount of time it has available to complete a business combination until September 28, 2024.

As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024, the following proposals were approved thereby amending the Amended and Restated Articles and Memorandum of Association (the “Charter”) to:

(i)	as discussed further below, give the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times (the “Extension Proposal”);

(ii)	restrict the Company from utilizing any portion of the funds held in the Trust Account to pay the fees, taxes, or dissolution expenses of the Company in the event the Company does not consummate a business combination within 21 months (or 24 months, if applicable under the provisions of Article 49.8) from the consummation of the IPO, or such later time as the Members may approve in accordance with the Articles;

(iii)	eliminate (a) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination, and

(iv)	provide for the right of a holder of the Company’s Class B Ordinary Shares, par value $0.0001 per share, to convert into Class A Ordinary Shares, par value $0.0001 per share, of the Company on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder

Specifically, with regard to the Extension Proposal, on September 26, 2024, the shareholders approved the amendment to the Articles and Memorandum of Association (“Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 28, 2024 to March 28, 2025 by depositing into the trust account $172,500 for each one-month extension. On September 28, 2024 and October 28, 2024, the Company issued two unsecured promissory notes, each in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 28, 2024. In addition, the promissory note of $575,000 issued in June 2024 was also extended and is payable on the earlier of (i) March 28, 2025, or (ii) the date on which Maker consummates its business combination with Huajin. In the event that a Business Combination does not close by November 28, 2024, or up to March 28, 2025 and no amounts will thereafter be due thereon.

In connection with the Extraordinary General Meeting of shareholders to vote on extending the Combination Period, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.08. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension. As a result, the Company has recorded a liability of $16,541,342 as Class A ordinary shares to be redeemed and reduced Class A ordinary shares subject to possible redemption as of September 30, 2024 on the unaudited condensed consolidated balance sheet.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 11, 2022 (inception) through September 30, 2024 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents, and on investments held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $335,717 which resulted from interest income of $359 on the operating account and interest income of $809,583 on investments held in the trust account, partially offset by operating expenses of $473,505 and an upward change in fair value of warrant liabilities of $720.

For the nine months ended September 30, 2024, we had a net income of $287,416, which resulted from interest income of $5,412 on the operating account and interest income of $2,389,292 on investments held in the trust account, partially offset by operating expenses of $2,106,888 and an upward change in fair value of warrant liabilities of $400.

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

For the nine months ended September 30, 2024, net cash used in operating activities was $1,134,653, which was due to net income of $287,416, adjusting interest income of $2,389,292 earned on trust account and changes in fair value of warrant liabilities of $400, and changes in operating assets and liabilities of $966,823.

For the nine months ended September 30, 2023, net cash used in operating activities was $491,069, which was due to net income of $1,054,436, adjusting interest income of $1,465,540 earned on trust account and changes in fair value of warrant liabilities of $43,900, and changes in operating assets and liabilities of $36,065.

As of September 30, 2024 and December 31, 2023, we had cash of $90,868 and $367,321, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of September 30, 2024, the Company had working capital deficit of $3,231,180. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,151,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

On August 11, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Oak Woods Merger Sub, Inc., a Cayman Islands corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li, in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). In connection with the Business Combination, Huajin made a deposit of $330,969 to the Company. The Company recorded the deposit in the account of “deposit from the target company” on the unaudited condensed consolidated balance sheet.

The Company has filed an 8-K announcing the Merger Agreement on August 11, 2023 and preliminary proxy solicitation statements with the U.S. Securities and Exchange Commission on February 12, 2024 and March 7, 2024, thereby automatically extending the Company’s minimum time to complete a Business Combination under the terms of its Memorandum and Articles of Association until June 28, 2024.

On June 28, 2024, the Company issued an unsecured promissory note in the amount of $575,000 to the Company’s Sponsor, Whale Bay International Company Limited, which has timely deposited $575,000 in the Company’s trust account, representing $0.10 per unit as additional interest on the proceeds in the trust account in order to extend the amount of time it has available to complete a business combination until September 28, 2024.

As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024, the following proposals were approved thereby amending the Amended and Restated Articles and Memorandum of Association (the “Charter”) to:

(i)	as discussed further below, give the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times (the “Extension Proposal”);

(ii)	restrict the Company from utilizing any portion of the funds held in the Trust Account to pay the fees, taxes, or dissolution expenses of the Company in the event the Company does not consummate a business combination within 21 months (or 24 months, if applicable under the provisions of Article 49.8) from the consummation of the IPO, or such later time as the Members may approve in accordance with the Articles;

(iii)	eliminate (a) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination, and

(iv)	provide for the right of a holder of the Company’s Class B Ordinary Shares, par value $0.0001 per share, to convert into Class A Ordinary Shares, par value $0.0001 per share, of the Company on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder

Specifically, with regard to the Extension Proposal, on September 26, 2024, the shareholders approved the amendment to the Articles and Memorandum of Association (“Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 28, 2024 to March 28, 2025 by depositing into the trust account $172,500 for each one-month extension. On September 28, 2024 and October 28, 2024, the Company issued two unsecured promissory notes, each in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 28, 2024. In addition, the promissory note of $575,000 issued in June 2024 was also extended and is payable on the earlier of (i) March 28, 2025, or (ii) the date on which Maker consummates its business combination with Huajin. In the event that a Business Combination does not close by November 28, 2024, or up to March 28, 2025 and no amounts will thereafter be due thereon.

In connection with the Extraordinary General Meeting of shareholders to vote on extending the Combination Period, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.08. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension. As a result, the Company has recorded a liability of $16,541,342 as Class A ordinary shares to be redeemed and reduced Class A ordinary shares subject to possible redemption as of September 30, 2024 on the unaudited condensed consolidated balance sheet.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On September 26, 2024, the shareholders approved the amendment to the Articles and Memorandum of Association (“Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 28, 2024 to March 28, 2025 by depositing into the trust account $172,500 for each one-month extension. On September 28, 2024 and October 28, 2024, the Company issued two unsecured promissory notes, each in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 28, 2024. In addition, the promissory note of $575,000 issued in June 2024 was also extended and is payable on the earlier of (i) March 28, 2025, or (ii) the date on which Maker consummates its business combination with Huajin. In the event that a Business Combination does not close by November 28, 2024, or up to March 28, 2025 and no amounts will thereafter be due thereon.

As of September 30, 2024 and December 31, 2023, the Company had promissory notes as extension loans of $745,500 and $nil, respectively, as Extension Loans.

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

In May 2024, the Company issued one non-interest bearing unsecured promissory note, in an amount of $657,700, to the Sponsor in exchange for loans to support the Company’s operations. The promissory notes are payable on the earlier of (i) September 28, 2024, or (ii) the date on which the Company consummates its business combination with Huajin. With the extension of the time to complete a business combination by March 28, 2025, the Company amended the payment term of the promissory notes, which are payable on the earlier of (i) March 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

In July 2024, the Company issued one non-interest bearing unsecured promissory note to the Sponsor in exchange for loans to support the Company’s operations. The Company could draw down a maximum amount of $1,000,000. As of September 30, 2024, the Company drew down $230,500 from the promissory note. The promissory notes are payable on the earlier of (i) March 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

As of September 30, 2024 and December 31, 2023, the Company had promissory notes as working capital loans of $888,200 and $nil, respectively, due to related parties.

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

For the three months ended September 30, 2024 and 2023, the Company accrued administrative service expenses of $30,000 and $30,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company accrued administrative service expenses of $90,000 and $60,000, respectively. As of September 30, 2024 and December 31, 2023, the Company had service fee payable of $180,000 and $90,000, respectively, due to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the firm commitment of this offering. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, The Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of September 30, 2024 and December 31, 2023, the Company had accrued consulting service expenses of $1,200,000 and $300,000, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Mr. Lixin Zheng, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on March 24, 2023, our preliminary proxy statements on Schedule 14A filed with the SEC on February 12, March 7, September 3, September 16, and September 25, 2024, and our registration statements on Form S-4 and Form S-4/A filed with the SEC on June 14, June 17, July 1, August 21 and October 10, 2024.

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

OAK WOODS ACQUISITION CORPORATION

Date: November 14, 2024	/s/ Lixin Zheng
	Name:	Lixin Zheng
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)