Form 10-K
period 2024-12-31
Oak Woods Acquisition Corp
filed 2025-05-05
CIK 1945422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2023, as reported on the NASDAQ Capital Market, was approximately $58,995,000.

As of April 29, 2025, 3,577,425 public Class A ordinary shares, par value $0.0001 per share, Class A 343,125 Private Placement Shares and 1,437,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference

Portions of the registrant’s preliminary and definitive proxy statements on Schedule 14A filed with the SEC on September 3, 2024, September 16, 2024, September 25, 2024, March 3, 2025 and March 10, 2025, and registrant’s proxy/registration statement on Form S-4 (amendment no. 8) filed with the SEC on January 17, 2025 are incorporated herein by reference into Part I Item A Risk Factors and Part III of this Form 10-K to the extent stated herein.

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

Recent Developments

Proposed Business Combination

On August 11, 2023, we entered into a Merger Agreement and Plan of Reorganization (as amended from time to time) with Merger Sub, Huajin (China) Holdings Limited, a Cayman Islands exempted company (“Huajin”) and Xuehong Li, in his capacity as the representative of the Huajin securityholders. On June 26, 2024, the parties entered into the First Amendment, and into the Second Amendment on December 13, 2024. Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Huajin Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly-owned subsidiary of ours (the transactions contemplated by the Merger Agreement and the related ancillary agreements. Huajin provides elderly care and health care services to elderly population. It focuses on health care services to the elderly and strives to provide smart home care for solutions in local communities.

Extensions

Upon execution of the Merger Agreement, Huajin provided a transaction deposit in the sum of $330,000 to us, that may be utilized to provide all or a portion of the deposit required to extend the existence of Oak Woods for an additional three (3) month period until September 28, 2024.

Pursuant to the Amended and Restated Memorandum and Articles of Association, OAKU’s board of directors also has the ability to further extend the period of time to consummate a Business Combination up to one additional times after June 28, 2024, by an additional three months. In order to extend the time available for OAKU to consummate a Business Combination, the Sponsor or other insiders or their respective affiliates or designees must deposit into the Trust Account an amount of $0.10 per public share on or prior to the date of the applicable deadline, for each three-month extension. Pursuant to our Amended and Restated Memorandum and Articles of Association, OAKU’s board of directors has subsequently extended the period of time to consummate a Business Combination up to September 28, 2024. In order to extend the time available for OAKU to consummate a Business Combination through September 28, 2024, our Sponsor deposited $575,000 into the Trust Account (an amount of $0.10 per Public Share) on June 27, 2024, prior to the date of June 28, 2024, which was the prior applicable deadline under our initial three-month extension.

On October 1, 2024 by filing the Form 8-K the Company announced that, as approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024 (the “September EGM”), the following proposals were approved thereby amending the Amended and Restated Articles and Memorandum of Association of the Company to give the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times.

As of the date of this report, the Company timely made six (6) deposits aggregating $1,035,000 into the Trust Account to effectuate the extension of its time to complete the Business Combination until March 28, 2025. Of the $1,035,000, $172,500 and $172,500 in trust were applied in the Company’s investment account in January 2025 March 2025 by the transfer agent, respectively. The Company recorded the $345,000 in other assets as of December 31, 2024. In connection with the September EGM, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.20. On October 4, 2024, $16,641,342 was paid from the Trust Account to redeeming shareholders in connection with the extension.

On March 26, 2025 by filing the Form 8-K the Company announced that, as approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (the “March EGM”), the following proposals were approved thereby amending the Amended and Restated Articles and memorandum of Association to give the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of April 28, 2025, the Company timely made two (2) deposits aggregating $345,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until May 28, 2025. In connection with the March EGM, on March 25, 2025, 679,929 Class A ordinary shares were redeemed at a per share price of $11.56. On March 26, 2025, $7,859,455 was paid from the Trust Account to redeeming shareholders in connection with the extension.

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

Redemption Rights

Pursuant to our Amended and Restated Memorandum and Articles of Association, OAKU shareholders (except our Initial Shareholders) will be entitled to redeem their OAKU Shares for a pro rata share of the Trust Account (currently anticipated to be no less than approximately $11.27 per share of Class A Ordinary Share for shareholders) net of taxes payable, whether or not they vote their public shares on the Business Combination Proposal and follow the procedures for redeeming public shares described earlier in this report.

If the Company seeks to obtain a shareholder vote in connection with the closing of the Business Combination, to vote its public shares on the Business Combination Proposal at the extraordinary general meeting, a shareholder must be a shareholder as the record date for the extraordinary general meeting at a time set by the Company. Accordingly, if the shareholder purchases public shares after the record date, the shareholder will not be able to redeem the purchased shares upon consummation of the Business Combination unless the shareholder has either (i) have a written agreement from the seller/transferor of the public shares whereby the seller/transferor agrees to vote the shares in accordance with the shareholder’s instructions, or (ii) obtain a proxy from the seller/transferor which authorizes the shareholder to vote the public shares held in record name of the seller/transferor and must actually vote such public shares on the Business Combination Proposal.

Our Sponsor and other Initial Shareholders do not have redemption rights with respect to any Class A Ordinary Share owned by them, directly or indirectly (nor will they seek appraisal rights with respect to such Class A Ordinary Share if appraisal rights would be available to them).

Automatic Dissolution and Subsequent Liquidation of Trust Account if No Business Combination

Pursuant to our Amended and Restated Memorandum and Articles of Association, if we are unable to complete our initial business combination within the completion window, we will ((i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Initial Shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the completion window. However, if our Initial Shareholders acquire public shares after this offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the company after a business combination, our shareholders at such time will be entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. Our shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that we will provide our shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), upon the completion of our initial business combination, subject to the limitations described herein.

If we are unable to consummate our initial business combination prior to September 28, 2025 (unless our shareholders vote to extend the time for us to complete our initial business combination), we would still follow the same liquidation procedures described above. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation and the warrants will be worthless.

There will be no redemption rights or liquidating distributions with respect to our warrants or rights, both of which will expire worthless if we fail to complete our initial business combination prior to the expiration of time period provided for under our Amended and Restated Memorandum and Articles of Association. We will pay the costs of our liquidation from our remaining assets outside of the Trust Account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors).

Under the Companies Act (As Revised) of the Cayman Islands, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.

Facilities

We maintain our principal executive offices at 101 Roswell Drive, Nepean, Ontario, K2J 0H5, Canada. We rent such space form an unaffiliated third party at a rent of $5,000 per month on a month-to-month basis. We consider our current office space adequate for our current operations.

Employees

We have one executive officer, our Chief Executive officer and Chief Financial Officer. The officer is not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, he will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than he would prior to locating a suitable target business. We presently expect our executive officer to devote such amount of time as he reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of his time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

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

Item 1A. Risk Factors

Please refer to the “Risk Factors” section contained in the Company’s registration statement on Form S-4 (amendment no. 8) filed with the SEC on January 17, 2025.

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

(b) Holders of Unregistered Securities

For the annual period ending December 31, 2024, we have issued unregistered shares to our sponsor simultaneously with the closing of the IPO on March 28, 2023, the Company consummated the private placement (“Private Placement”) with Whale Bay International Company Limited, its sponsor, purchasing 343,125 of our units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,431,250. Each Private Unit is comprised of one ordinary share of the Company, par value $0.0001 per share, one warrant, and one right, for a purchase price of $10.00 per Private Unit. Each Warrant entitles the holder thereof to purchase one ordinary share and each Right entitles the holder thereof to receive one-sixth (1/6) of one ordinary share.

These Private Units, and the Class A ordinary shares, rights and warrants underlying them have not been registered with the U.S. Securities and Exchange Commission and continue to be held privately in their entirety by Whale Bay International Company Limited, our sponsor, pursuant to the terms of subscription agreement dated March 27, 2023 as disclosed in further detail in the Form 8-K filed on April 3, 2023 in conjunction with the closing of our initial public offering.

As of the March 31, 2025, there were 2 holders of record of our Public Units, 1 holder of record of our Public Shares, 1 holder of record of our Public Rights, and 1 holder of record of our Public Warrants, and 6 holders of our Class B Ordinary Shares. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A Ordinary Shares, Public Warrants, Public Units and Public Rights are held of record by banks, brokers and other financial institutions.

(c) Dividends

We have not paid any cash dividends on our Shares to date and does not intend to pay cash dividends prior to the completion of a Business Combination. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Business Combination. The payment of any dividends subsequent to the Business Combination will be within the discretion of us then Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in its business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future.

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

As of December 31, 2024, the Company had not commenced any operations, except as related to the prospective Merger. All other activities through December 31, 2024 were related to the Company’s formation, the IPO, and searching for a Business Combination target. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024 (“September EGM”), the amending the Amended and Restated Articles and Memorandum of Association of the Company gives the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of the date of this report, the Company timely made six (6) deposits aggregating $1,035,000 into the Trust Account to effectuate the extension of its time to complete the Business Combination until March 28, 2025. Of the $1,035,000, $172,500 and $172,500 in trust were applied in the Company’s investment account in January 2025 March 2025 by the transfer agent, respectively. In connection with the September EGM, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.20. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension.

As approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (“March EGM”), the Amended and Restated Articles and memorandum of Association gives the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of April 28, 2025, the Company timely made two (2) deposits aggregating $345,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until May 28, 2025. In connection with the March EGM, on March 20, 2025, 679,929 Class A ordinary shares were redeemed at a per share price of $11.56. On March 25, 2025, $7,859,455 was paid from the Trust Account to redeeming shareholders in connection with the extension on March 26, 2025. There is no assurance that the Company will complete its initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 11, 2022 (inception) through December 31, 2024 have been entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents, and on investments held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $191,545, which resulted from interest income of $5,852 on the operating account and interest income of $2,940,555 on investments held in the Trust Account, partially offset by formation and operating costs of $2,746,762 and an upward change in fair value of warrant liabilities of $400.

For the year ended December 31, 2023, we had net income of $1,308,097, which resulted from interest income of $25,035 on the operating account, interest income of $2,258,904 on the Trust Account, a downward change in fair value of warrant liabilities of $53,500, partially offset by formation and operating costs of $1,029,342.

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

For the year ended December 31, 2024, net cash used in operating activities was $1,342,834, which was due to net income of $191,545, adjusting interest income of $2,940,555 earned on Trust Account and changes in fair value of warrant liabilities of $8,100, and changes in operating assets and liabilities of $1,398,076.

For the year ended December 31, 2023, net cash used in operating activities was $650,771, which was due to net income of $1,308,097, adjusting interest income of $2,258,904 earned on Trust Account and changes in fair value of warrant liabilities of $53,500, and changes in operating assets and liabilities of $353,536.

As of December 31, 2024 and 2023, we had cash of $4,637 and $367,321, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of December 31, 2024, the Company had working capital deficit of $4,388,114. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,151,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

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

As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024 (“September EGM”), the amending the Amended and Restated Articles and Memorandum of Association of the Company gives the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of the date of this report, the Company timely made six (6) deposits aggregating $1,035,000 into the Trust Account to effectuate the extension of its time to complete the Business Combination until March 28, 2025. Of the $1,035,000, $172,500 and $172,500 in trust were applied in the Company’s investment account in January 2025 March 2025 by the transfer agent, respectively. In connection with the September EGM, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.20. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension.

As approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (“March EGM”), the Amended and Restated Articles and memorandum of Association gives the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of April 28, 2025, the Company timely made two (2) deposits aggregating $345,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until May 28, 2025. In connection with the March EGM, on March 20, 2025, 679,929 Class A ordinary shares were redeemed at a per share price of $11.56. On March 25, 2025, $7,859,455 was paid from the Trust Account to redeeming shareholders in connection with the extension on March 26, 2025.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements – Going Concern, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024 and 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes — Related Party

Promissory notes as extension Loans

In order to finance the potential obligation to add funds to the Trust Account   in connection with extending time to complete a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Extension Loans”). Such Extension Loans would be evidenced by promissory notes. In June 2024, the Company issued one non-interest bearing unsecured promissory note, in an amount of $575,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until September 28, 2024. The promissory note is payable on the earlier of (i) September 28, 2024, or (ii) the date on which Maker consummates its business combination with Huajin. In March 2025, the promissory note of $575,000 issued in June 2024 was extended and is payable on the earlier of (i) September 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

On September 26, 2024, the shareholders approved the amendment to the Articles and Memorandum of Association (“First Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 28, 2024 to March 28, 2025 by depositing into the Trust Account $172,500 for each one-month extension. For the period from September 28, 2024 through February 28, 2024, the Company issued six unsecured promissory notes, each in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until March 28, 2025.

On March 20, 2025, the shareholders approved another amendment to the  Articles and Memorandum of Association (“Second Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from March 28, 2025 to September 28, 2025 by depositing into the Trust Account $172,500 for each one-month extension. As of April 28, 2025, the Company timely made two (2) deposits aggregating $345,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until May 28, 2025.

In the event that a Business Combination does not close by January 28, 2025, or up to September 28, 2025 no amounts will thereafter be due thereon.

As of December 31, 2024 and 2023, the Company had promissory notes as extension loans of $1,265,000 and $nil, respectively. As of the date of these   consolidated financial statements, the Sponsor has not demanded repayment.

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

In May 2024, the Company issued one non-interest bearing unsecured promissory note, in an amount of $657,700, to the Sponsor in exchange for loans to support the Company’s operations. The promissory notes are payable on the earlier of (i) September 28, 2024, or (ii) the date on which the Company consummates its business combination with Huajin. With the extension of the time to complete a business combination by September 28, 2025, the Company amended the payment term of the promissory notes, which are payable on the earlier of (i) September 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

In July 2024, the Company issued one non-interest bearing unsecured promissory note to the Sponsor in exchange for loans to support the Company’s operations. The Company could draw down a maximum amount of $1,000,000. As of December 31, 2024, the Company drew down $322,450 from the promissory note. The promissory notes are payable on the earlier of (i) March 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin. With the extension of the time to complete a business combination by September 28, 2025, the Company amended the payment term of the promissory notes, which are payable on the earlier of (i) September 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

As of December 31, 2024 and 2023, the Company had promissory notes as operation loans of $980,150 and $nil, respectively, due to related parties.

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

For the years ended December 31, 2024 and 2023, the Company accrued administrative service expenses of $120,000 and $90,000, respectively, in the account of formation and operating costs. As of December 31, 2024 and 2023, the Company had service fee payable of $210,000 and $90,000, respectively, due to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the closing of IPO. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, The Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of December 31, 2024 and 2023, the Company had accrued consulting service expenses of $1,500,000 and $300,000, respectively.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify critical accounting estimates for the year ended December 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ended December 31, 2024. The adoption of this standard did not have a material impact to our results of operations, cash flows or financial condition.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective due to a material weakness as of December 31, 2024 because of its non-identification of the following trust investment activity: (i) a delay of three (3) business days with respect to the investment of the September 28, 2024 extension payment timely received into trust; (ii) an erroneous investment account allocation of the October 28, 2024 extension payment that was reconciled without any impact on the trust balance on March, 4 2025, and; (iii) a delay in identifying the post-trust deposit non-investment activity of the December 28, 2024 extension trust proceeds, received into our trust investment account on January 27, 2025. In order to remediate the above material weakness identified, the Company will ensure that the Trust Account statements with the associated monthly investment statements are reconciled at the time of each extension payment in order to immediately detect any delays or errors in processing the investment of the extension proceeds.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2024, was a change in our internal controls over financial reporting during the most recent fiscal quarter because of a material weakness that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, specifically those expressly disclosed here above.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Lixin Zheng	57	Chief Executive Officer, Chief Financial Officer, Chairman & Director
John O’Donnell	77	Independent Director
Mitchell Cariaga	64	Independent Director
Lauren Simmons	29	Independent Director

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

During the fiscal year ended December 31, 2024 the nominating committee did not hold any meetings.

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

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy was filed as an exhibit to our 2023 annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 16, 2024. We believe that it is in our best interests and the best interests of our shareholders to create and maintain a culture that emphasizes integrity and accountability. Our board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that we are required to prepare an accounting restatement of our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by our compensation committee. Any determinations made by our compensation committee are final and binding on all affected individuals. The Clawback Policy applies to our current and former executive officers (as determined by our compensation committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 29, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our executive officers and directors that beneficially owns shares of our ordinary shares; and

●	all our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, rights and warrants that are currently exercisable or will become exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

In the table below, percentage ownership is based on 6,037,979 Ordinary Shares outstanding as of the Record Date, including 4,600,479 Class A Ordinary Shares and 1,437,500 Class B Ordinary Shares. The Company’s warrants and rights do not have voting rights in connection with the proposals. Voting power represents the combined voting power of Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Ordinary Shares vote together as a single class. The table below does not include any Ordinary Shares underlying our outstanding warrants or rights because such securities are not exercisable within 60 days of the Record Date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Class A Ordinary Shares)	Amount and Nature of Beneficial Ownership (Class B Ordinary Shares)	Amount and Nature of Beneficial Ownership (Aggregated Ordinary Shares)	Approximate Percentage of Outstanding Ordinary Shares (Aggregated)
Greater than 5% Holders(1)
Whale Bay International Company Limited(2)	343,125	637,500	980,625	18.30%
Space Frontier Investment Holding Limited(3)	—	420,000	420,000	7.84%
Karpus Investment Management(4)	410,703	—	410,703	7.67%
Meteora Capital, LLC(5)	453,153	—	453,153	8.46%
First Trust Merger Arbitrage Fund(6)	548,260	—	548,260	10.23%
First Trust Capital Management L.P.(6)	570,368		570,368	10.65%
Mizuho Financial Group, Inc.(7)	414,095		414,095	7.73%
Wolverine Asset Management LLC(8)	313,269		313,269	5.85%
Directors and Named Executive Officers
Fen Zhang(9)	—	350,000	350,000	6.53%
John O’Donnell	—	10,000	10,000	* %
Mitchell Cariaga	—	10,000	10,000	* %
Lauren Simmons	—	10,000	10,000	* %
Lixin Zheng	—	—	—	0.00%
All directors and executive officers as a group (five individuals)	—	380,000	380,000	7.09%

*	less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is the address of the Company, 101 Roswell Drive, Nepean, Ontario, K2J 0H5, Canada.

(2)	The business address of the Sponsor, Whale Bay International Company Limited is c/o Conyers Trust Company (BVI) Limited, Commerce House, Wickhams Cay 1, P.O. Box 3140, Road Town, Tortola, British Virgin Islands VG1110. Yadan Bai, the ultimate natural beneficial owner of the Sponsor, has ultimate voting and dispositive power over the shares held by such entity and therefore may be deemed to be the ultimate beneficial owner of the securities held by such entity.

(3)	The business address of Space Frontier Investment Holding Limited, an advisor firm to the Company, is c/o Intershore Consult (BVI) Limited, Intershore Chambers, Road Town, Tortola, British Virgin Islands. Yong Wang, the sole member and the director of Space Frontier Investment Holding Limited, has ultimate voting and dispositive power over the shares held by such entity and therefore may be deemed to be the ultimate beneficial owner of the securities held by such entity.

(4)	Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus.”) Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), and has its principal place of business at 183 Sully’s Trail, Pittsford, New York 14534.

(5)	Meteora Capital, LLC (“Meteora Capital”) is a limited liability company with respect to its common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”); and Vik Mittal serves as the Managing Member of Meteora Capital, with respect to the common stock held by the Meteora Funds. The address of the principal business office for Meteora Capital and Vit Mittal is 1200 N Federal Hwy, #200, Boca Raton FL 33432

(6)	First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”) are each beneficial owners under First Trust Merger Arbitrage Fund. VARBX owned 548,260 Ordinary Shares of the Company, while FTCM, FTCS and Sub GP collectively owned 570,368 Ordinary Shares of the outstanding Ordinary Shares of the Company. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(7)	Mizuho Financial Group, Inc. is a financial institution with its principal place of business at 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

(8)	Wolverine Asset Management, LLC (“WAM”) is an investment adviser and its sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. The address of the principal business office for WAM, Wolverine Holdings, WTP, Robert R. Bellick and Christopher I. Gust is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(9)	Fen Zhang was the initial Chief Executive Officer of Oak Woods Acquisition Corporation from its inception through February, 2023 when he was replaced by our Chief Financial Officer, Lixin Zheng.

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

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Commencing on the effective date of our registration statement filed with the SEC, which is March 23, 2023, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by the audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial Business Combination. For the years ended December 31, 2024, the Company accrued administrative service expenses of $120,000 and had service fee payable of $210,000 due to the sponsor.

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

In May 2024, we issued one non-interest bearing unsecured promissory note, in an amount of $657,700, to our Sponsor in exchange for loans to support our operations. The promissory notes are payable on the earlier of (i) September 28, 2024, or (ii) the date on which we consummate the business combination with Huajin. With the extension of the time to complete a business combination by September 28, 2025, we amended the payment term of the promissory notes, which are payable on the earlier of (i) September 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

In July 2024, we issued one non-interest bearing unsecured promissory note to our Sponsor in exchange for loans to support the Company’s operations. We could draw down a maximum amount of $1,000,000. As of December 31, 2024, the Company drew down $322,450 from the promissory note. The promissory notes are payable on the earlier of (i) March 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin. With the extension of the time to complete a business combination by September 28, 2025, the Company amended the payment term of the promissory notes, which are payable on the earlier of (i) September 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

As of December 31, 2024, the Company had promissory notes as working capital loans of $980,150 due to related parties.

In order to finance transaction costs in connection with extending time to complete a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Extension Loans”). Such Extension Loans would be evidenced by promissory notes. In June 2024, we issued one non-interest bearing unsecured promissory note, in an amount of $575,000, to our Sponsor in exchange for Sponsor depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until September 28, 2024. The promissory note is payable on the earlier of (i) September 28, 2024, or (ii) the date on which Maker consummates its business combination with Huajin.

On September 26, 2024, the shareholders approved the amendment to the Articles and Memorandum of Association (“First Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 28, 2024 to March 28, 2025 by depositing into the Trust Account $172,500 for each one-month extension.

On March 20, 2025, the shareholders approved the amendment to another Articles and Memorandum of Association (“Second Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from March 28, 2025 to September 28, 2025 by depositing into the Trust Account $172,500 for each one-month extension.

For the period from September 28, 2024 through December 31, 2024, we issued four unsecured promissory notes, each in an amount of $172,500, to our Sponsor in exchange for Sponsor depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until January 28, 2025. In addition, the promissory note of $575,000 issued in June 2024 was also extended and is payable on the earlier of (i) September 28, 2025, or (ii) the date on which Maker consummates its business combination with Huajin.

In the event that a Business Combination does not close by January 28, 2025, or up to September 28, 2025 and no amounts will thereafter be due thereon.

As of December 31, 2024, we had promissory notes as extension loans of $1,265,000.

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

Certain Transactions of Huajin

In addition to the employment and other agreements set out in this Report, we have entered into the following arrangements and agreements with our directors, officers and those persons beneficially owning 10% or more of our share capital.

Loans from Director

During the fiscal year ended December 31, 2021, Xuehong Li, our director extended a loan in the amount of RMB500,000 to us, which was repaid in 2022. No further loans from director occurred in 2023 and 2024.

Staff Advance

During the ordinary courses of our business, we make advance for business expenses to the management. Such advances are interest free. During the fiscal year ended December 31, 2024, and 2023, the advance made to the management were both $0.00.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our Initial Shareholders unless we obtain an opinion from an independent investment banking firm that the Business Combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or Initial Shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP (the “Marcum Asia”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees charged by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2024 and for the year ended December 31, 2023 totaled $120,000 and $113,300, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum Asia for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024 and for the year ended December 31, 2023.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended December 31, 2024 and for the year ended December 31, 2023.

All Other Fees. We did not pay Marcum Asia for other services for the year ended December 31, 2024 and for the year ended December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Oak Woods Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Woods Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before September 28, 2025 (unless further extended). There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 28, 2025 (unless further extended), if at all. The Company also has no approved plan in place to extend the business combination deadline beyond September 28, 2025, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs llp

We have served as the Company’s auditor since 2022.

New York, NY

May 2, 2025

Firm ID: 5395

OAK WOODS ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash	$4,637	$367,321
Other current assets	—	66,950
Total Current Assets	4,637	434,271

Investments held in the Trust Account	48,084,367	60,765,154
Cash in transit to Trust Account	345,000	—
Total Assets	$48,434,004	$61,199,425

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Due to a related party	$210,000	$90,000
Promissory notes – a related party	2,245,150	—
Accrued expenses and other payable	1,606,632	395,506
Deposit from the target company	330,969	330,969
Total Current Liabilities	4,392,751	816,475

Derivative warrant liability – private warrant	17,000	8,900
Deferred underwriting commission	2,012,500	2,012,500
Total Liabilities	6,422,251	2,837,875

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 4,257,354 and 5,750,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	48,429,367	58,997,725

Shareholders’ Deficit:
Preferred shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 343,125 shares issued and outstanding as of December 31, 2024 and 2023 (excluding 4,257,354 and 5,750,000 shares subject to possible redemption as of December 31, 2024 and 2023, respectively)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,437,500 shares issued and outstanding as of December 31, 2024 and 2023, respectively	144	144
Accumulated deficit	(6,417,792)	(636,353)
Total Shareholders’ Deficit	(6,417,614)	(636,175)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$48,434,004	$61,199,425

The accompanying notes are an integral part of these consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2024	2023

Formation and operating costs	$2,746,762	$1,029,342
Operating expenses	(2,746,762)	(1,029,342)

Other income:
Interest income earned from deposits in bank account	5,852	25,035
Interest income earned on investments held in Trust Account	2,940,555	2,258,904
Changes in fair value of warrant liabilities	(8,100)	53,500
Total other income	2,938,307	2,337,439

Income tax expenses	—	—
Net income	$191,545	$1,308,097

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	5,358,486	4,379,452
Basic and diluted net income per ordinary share, redeemable Class A ordinary shares	$0.30	$0.69

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	1,780,625	1,698,839
Basic and diluted net loss per ordinary share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.81)	$(1.01)

The accompanying notes are an integral part of these consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Ordinary Shares				Additional		Total
	Preferred stock		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	—	$—	1,437,500	$144	$24,856	$(66,302)	$(41,302)
Excess cash received from sales of private placement units over fair value of private placement warrants	—	—	343,125	34	—	—	3,368,816	—	3,368,850
Issuance of Public Warrants and Public Rights, net of offering costs of $150,780	—	—	—	—	—	—	2,146,425	—	2,146,425
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(5,540,097)	(1,878,148)	(7,418,245)
Net income	—	—	—	—	—	—	—	1,308,097	1,308,097
Balance as of December 31, 2023	—	$—	343,125	$34	1,437,500	$144	$—	$(636,353)	$(636,175)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	—	(5,972,984)	(5,972,984)
Net income	—	—	—	—	—	—	—	191,545	191,545
Balance as of December 31, 2024	—	$—	343,125	$34	1,437,500	$144	$—	$(6,417,792)	$(6,417,614)

The accompanying notes are an integral part of these consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$191,545	$1,308,097
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(2,940,555)	(2,258,904)
Changes in fair value of warrant liabilities	8,100	(53,500)
Changes in operating assets and liabilities:
Other current assets	66,950	(66,950)
Due to a related party	120,000	90,000
Accrued expenses and other payable	1,211,126	330,486
Net cash used in operating activities	(1,342,834)	(650,771)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(920,000)	(58,506,250)
Redemption of investment held in Trust Account	16,541,342	—
Net cash provided by (used in) investing activities	15,621,342	(58,506,250)

Cash Flows from Financing Activities:
Proceeds from sale of public units in Public Offering	—	57,500,000
Proceeds from sale of private placement units	—	3,431,250
Proceeds from related parties	1,900,150	85,340
Payment of redemption of public shares	(16,541,342)	—
Repayment of promissory notes to a related party	—	(380,340)
Payment of underwriting commission	—	(1,150,000)
Payment of offering costs	—	(326,355)
Deposits received from a target company for business combination	—	330,969
Net cash (used in) provided by financing activities	(14,641,192)	59,490,864

Net change in cash	(362,684)	333,843
Cash at beginning of year	367,321	33,478
Cash at end of year	$4,637	$367,321

Supplemental disclosure of non-cash financing activities:
Deferred underwriting’ commission fees payable	$—	$2,012,500
Accretion of carrying value to redemption value of redeemable ordinary shares	$5,972,984	$7,418,245
Cash in transit to Trust Account	$345,000	$—

The accompanying notes are an integral part of these consolidated financial statements

OAK WOODS ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On August 10, 2023, Oak Woods Merger Sub, Inc. (“Merger Sub”) was incorporated in the Cayman Islands and is wholly owned by the Company. On August 11, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Merger Sub, Huajin (China) Holdings Limited, a Cayman Islands corporation (“Huajin”) and Xuehong Li, in his capacity as the representative of the Huajin shareholders (“Shareholders’ Representative” or otherwise hereinafter referred to as “Founder”). Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Huajin (the “Merger”), with Huajin surviving the merger in accordance with the Companies Act (As Revised) of the Cayman Islands as a wholly- owned subsidiary of the Company.

As of December 31, 2024, the Company had not commenced any operations, except as related to the prospective Merger. All other activities for the year ended December 31, 2024 were related to entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s founder and sponsor, Whale Bay International Company Limited is a British Virgin Islands (“BVI”) company (the “Sponsor”).

The registration statement for the Company’s IPO became effective on March 23, 2023. On March 28, 2023, the Company consummated the IPO of 5,750,000 units (the “Public Units’), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $57,500,000, which is described in Note 3. Simultaneously with the IPO, the Company sold to its Sponsor 343,125 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $3,431,250, which is described in Note 4. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Shares”), one redeemable warrant entitling its holder to purchase one Share at a price of $11.50 per Share, and one right to receive one-sixth (1/6) of one share upon the consummation of the Company’s initial business combination.

Transaction costs amounted to $3,774,095, consisted of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $611,595 of other offering costs. As of December 31, 2024, cash of $4,637 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Upon the closing of the IPO and the private placement on March 28, 2023, a total of $58,506,250   ($10.175 per Public Unit) was placed in a Trust Account (the “Trust Account”) maintained by Continental Stock Transfer& Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.175 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company had twelve months from the closing of the IPO to consummate a Business Combination (the “Initial Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within twelve months, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months for a total of up to 15 months or 18 months to complete a Business Combination (each period as so extended, an “Extended Period”), subject to the Sponsor depositing additional funds into the Trust Account in the amount of $575,000 (or $0.10 per unit), on or prior to the date of the applicable deadline, for each three month extension. The Initial Period is automatically  extendable to 15 months, and any Extended Period will automatically be extended to 18 or 21 months, as applicable, in the event that the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination.

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

As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024 (“September EGM”), the amendment to the Amended and Restated Articles and Memorandum of Association of the Company gives the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025, by depositing into the Trust Account $172,500 for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of the date of this report, the Company timely made six (6) deposits aggregating $1,035,000 into the Trust Account to effectuate the extension of its time to complete the Business Combination until March 28, 2025. Of the $1,035,000, $172,500 and $172,500 in trust were applied in the Company’s investment account in January 2025 March 2025 by the transfer agent, respectively. In connection with the September EGM, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.20. On October 4, 2024, $16,514,342 was paid from the Trust Account to redeeming shareholders in connection with the extension.

As approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (“March EGM”), the Amended and Restated Articles and Memorandum of Association gives the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of April 28, 2025, the Company timely made two (2) deposits aggregating $345,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until May 28, 2025. In connection with the March EGM, on March 20, 2025, 679,929 Class A ordinary shares were redeemed at a per share price of $11.56. On March 26, 2025, $7,859,455 was paid from the Trust Account to redeeming shareholders in connection with the extension.

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

On June 26, 2024, the Merger Agreement was further amended by the First Amendment to the Merger Agreement entered into by the Company, Huajin, Merger Sub, and the Shareholders’ Representative to extend the termination date of the proposed business combination transaction from June 28, 2024 to September 28, 2024. As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024 (“September EGM”), the amendment to the Amended and Restated Articles and Memorandum of Association of the Company gives the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025. As approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (“March EGM”), the Amended and Restated Articles and Memorandum of Association gives the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025

Contemporaneously with the execution and delivery of the First Amendment, the Company and Future Woods Investment Holding Limited, a British Virgin islands limited company (hereinafter the “Backstop Investor”) entered into an agreement to register for public resale 500,000 OAKU Class A Ordinary Shares in consideration for Backstop Investor’s agreement to purchase the equivalent of five million dollars ($5,000,000) worth of Class A Ordinary Shares of OAKU concurrent with the closing of the Merger on terms and conditions mutually agreeable to OAKU and Huajin (the “Backstop Agreement”). Specifically, the Backstop Agreement requires the Company to complete a primary placement to the Backstop Investor, to occur concurrently with the closing of the Merger, pursuant to which the Company shall sell 500,000 OAKU Class A Ordinary Shares at $10.00 per share for a total drawdown of $5,000,000 (the “Backstop Shares”). Such proceeds will (i) offset certain capital used for shareholder redemptions; (ii) fund the cash portion of the consideration to certain shareholders of Huajin and transaction expenses in connection with the Business Combination; or (iii) be used for other corporate purposes, including satisfaction of its minimum cash requirements immediately following the Business Combination. Our agreement to sell and Backstop Investors’ agreement to purchase the Backstop Shares is referred to herein as the “Backstop Commitment”) (Note 6). On December 18, 2024, the Company terminated the backstop agreement with Backstop Investor.

There is no assurance that the Company will complete its initial Business Combination.

Going Concern Consideration

As of December 31, 2024, the Company had $4,637 in cash and working capital deficit of $4,388,114. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). Subsequent to the initial loan amount of $500,000, and through the December 31, 2024, the Sponsor has made additional loans to the Company under the promissory note. As of December 31, 2024, the balance of $2,245,150 under the promissory note remained unpaid and will be due as demanded. As of the date of these financial statements, the Sponsor has not demanded repayment.

The Company has incurred and expects to continue to incur significant formation and operating costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements – Going Concern, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in section 2(a))(16) of the Investment Company Act, or investments in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards   Board (the “FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offerings.” Offering costs, consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering, and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

Upon completion of the assessment described above, the Company concluded that the freestanding warrants included in the Public Units should be equity-classified, and the freestanding warrants included in the Private Units should be liability-classified.

Share Rights

The Company accounts for the Public Rights and Private Rights in connection with the IPO   in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Ordinary Share Subject to Possible Redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary shares feature   certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in initial redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. The initial redemption value refers to the changes between initial recognition value of ordinary share subject to possible redemption and initial redemption value of $10.175 per share. The changes in redemption value resulting from interest income earned on investments held in Trust Account, Extension deposits are recognized in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) immediately as incurred.

As of December 31, 2024 and 2023, the amount of Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from the IPO	5,750,000	$57,500,000
Less:
Gross proceeds from the IPO, allocated to public warrants	-	(1,003,390)
Gross proceeds from the IPO, allocated to public rights	-	(1,293,815)
Allocation of offering costs related to redeemable shares and public rights	-	(3,623,315)
Plus
Accretion of carrying value to redemption value	-	7,418,245
Class A ordinary shares subject to possible redemption as of December 31, 2023	5,750,000	58,997,725
Plus
Accretion of carrying value to redemption value	-	5,972,984
Less:
Share redemption	(1,492,646)	(16,541,342)
Class A ordinary shares subject to possible redemption as of December 31, 2024	4,257,354	$48,429,367

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

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurement” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, due to a related party, promissory notes – a related party, other payables, deposit from the target company are estimated to approximate the carrying values as of December 31, 2024 and 2023 due to the short maturities of such instruments. See Note 10 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the years ended December 31, 2024 and 2023. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends deemed paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be deemed dividends paid to the public shareholders. The calculation of diluted earnings (loss) per share does not consider the effect of the public warrants, private placement warrants, and rights issued in connection with the (i) IPO and (ii) the Private Placement, as their exercise is contingent upon the occurrence of future events. As of December 31, 2024 and 2023, the public warrants, private placement warrants, and rights were exercisable into an aggregate of 7,108,646 Class A ordinary shares. However, these potentially issuable shares were not included in the diluted earnings (loss) per share calculation because they were anti-dilutive for the periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the consolidated statements of operations is based on the following:

	For the Year ended December 31,
	2024	2023

Net income (loss)	$191,545	$1,308,097
Accretion of redeemable ordinary shares to redemption value	(5,972,984)	(7,418,245)
Net loss including accretion of redeemable ordinary shares to redemption value	$(5,781,439)	$(6,110,148)

	For the Year Ended December 31,
	2024		2023
	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(4,339,443)	$(1,441,996)	$(4,402,405)	$(1,707,743)
Accretion of redeemable ordinary shares to redemption value	5,972,984	—	7,418,245	—
Allocation of net income (loss)	$1,633,541	$(1,441,996)	$3,015,840	$(1,707,743)

Denominator:
Basic and diluted weighted average shares outstanding	5,358,486	1,780,625	4,379,452	1,698,839
Basic and diluted net income (loss) per ordinary share	0.30	(0.81)	0.69	(1.01)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ended December 31, 2024 (Note 9). The adoption of this standard did not have a material impact to our results of operations, cash flows or financial condition.

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2023-09   would have on its financial position, results of operations or cash flows.

Note 3 — Initial Public Offering

On March 28, 2023, the Company sold 5,750,000 Units at a price of $10.00 per Unit   (including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters), generating gross proceeds of $57,500,000. Each Unit consists of one share of Class A ordinary share, one right (“Public Right”), and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-sixth (1/6) of a share of Class A ordinary share upon the consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one share of Class A ordinary share at a price of $11.50 per share, subject to adjustment, and each six rights entitle the holder thereof to receive one  Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional shares. As a result, Public Rights may only be converted in multiples of six. The Warrants will become exercisable on the later of the 30 days after completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, The Sponsor purchased an aggregate of 343,125 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $3,431,250 in a private placement. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The Private Warrants are identical to the Public Warrants, except that the Private Warrants are entitled to registration rights, and the Private Warrants (including the Class A ordinary shares issuable upon the exercise of the Private Warrants) are not transferable, assignable or salable until after the completion of a Business Combination, except to permitted transferees. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within 12 months (or up to 21 months, as described in more detail in Note 1), the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder shares

On October 25, 2022, the sponsor acquired 2,156,250 Class B ordinary shares for an aggregate purchase price of $25,000. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. The Initial Shareholders had   agreed to forfeit up to 187,500 Founder Shares to the extent that the over-allotment option is not exercised in full so that the Initial Shareholders collectively own 20% of the number of Class A ordinary shares and Class B ordinary shares outstanding shares upon completion of the Public Offering (assuming the Initial Shareholders do not purchase any Public Shares in the IPO and excluding the Private Units). On March 28, 2023, the underwriters over-allotment was exercised in full upon our initial public offering and none of the founder shares were subject to forfeiture.

The Company believed that it was appropriate to reflect the surrender and cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company retroactively adjusted all share and per share data for all periods presented prior to February 10, 2023. As of December 31, 2024 and 2023, the Company had 1,437,500 Class B ordinary shares issued and outstanding.

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

As of December 31, 2024 and 2023, the Company did not record share-based compensation expenses for ordinary shares assigned to initial board of directors and Space Frontier Investment Holding Limited, because the Initial Business Combination represents a liquidity event defined under ASC 718, which is not considered probable until it occurs.

Working Capital Loan

The sponsor or affiliates of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as the Company may require, of which up to $1,151,000 of such loans may be convertible into up to an additional 115,100 Private Units at a price of $10.00 per unit (the “Working Capital Units”), and, in connection therewith, will issue and deliver up to an aggregate of 115,100 rights (the “Working Capital Rights”) and 115,100 warrants (the “Working Capital Warrants”). Working Capital Warrants are not transferrable (except to certain permitted transferees as described in the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, until after the consummation by the Company of an initial Business Combination. Working Capital Warrants are issuable in the same form as the Public Warrants, except that they shall not be redeemable by the us so long as they are held by their initial purchasers or any of permitted transferees thereof. As of December 31, 2024 and 2023, the Company had no working capital loans due to the sponsor or its affiliates.

Promissory Notes — Related Party

Promissory notes as extension Loans

In order to finance the potential obligation to add funds to the Trust Account in connection with extending time to complete a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Extension Loans”). Such Extension Loans would be evidenced by promissory notes. In June 2024, the Company issued one non-interest bearing unsecured promissory note, in an amount of $575,000, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until September 28, 2024. The promissory note is payable on the earlier of (i) September 28, 2024, or (ii) the date on which Maker consummates its business combination with Huajin. In March 2025, the promissory note of $575,000 issued in June 2024 was extended and is payable on the earlier of (i) September 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

On September 26, 2024, the shareholders approved the amendment to the Articles and Memorandum of Association (“First Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 28, 2024 to March 28, 2025 by depositing into the Trust Account $172,500 for each one-month extension. For the period from September 28, 2024 through February 28, 2024, the Company issued six unsecured promissory notes, each in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until March 28, 2025.

On March 20, 2025, the shareholders approved another  amendment to the  Articles and Memorandum of Association (“Second Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from March 28, 2025 to September 28, 2025 by depositing into the Trust Account $172,500 for each one-month extension. As of April 28, 2025, the Company timely made two (2) deposits aggregating $345,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until May 28, 2025.

In the event that a Business Combination does not close by January 28, 2025, or up to September 28, 2025 no amounts will thereafter be due thereon.

As of December 31, 2024 and 2023, the Company had promissory notes as extension loans of $1,265,000 and $nil, respectively. As of the date of these consolidated financial statements, the Sponsor has not demanded repayment.

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

On May 1, 2024, the Company issued one non-interest bearing unsecured promissory note, in an amount of $657,700, to the Sponsor in exchange for loans to support the Company’s operations. The promissory notes are payable on the earlier of (i) September 28, 2024, or (ii) the date on which the Company consummates its business combination with Huajin. With the extension of the time to complete a business combination by September 28, 2025, the Company amended the payment term of the promissory notes, which are payable on the earlier of (i) September 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

On July 26, 2024, the Company issued one non-interest bearing unsecured promissory note to the Sponsor in exchange for loans to support the Company’s operations. The Company could draw down a maximum amount of $1,000,000. As of December 31, 2024, the Company drew down $322,450 from the promissory note. The promissory notes are payable on the earlier of (i) March 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin. With the extension of the time to complete a business combination by September 28, 2025, the Company amended the payment term of the promissory notes, which are payable on the earlier of (i) September 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin.

As of December 31, 2024 and 2023, the Company had promissory notes as operation loans   of $980,150 and $nil, respectively, due to related parties. As of the date of these financial statements, the Sponsor has not demanded repayment.

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

For the years ended December 31, 2024 and 2023, the Company accrued administrative service expenses of $120,000 and $90,000, respectively, in the account of formation and operating costs. As of December 31, 2024 and 2023, the Company had service fee payable of $210,000 and $90,000, respectively, due to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the closing of IPO. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, the Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of December 31, 2024 and 2023, the Company had accrued consulting service expenses of $1,500,000 and $300,000, respectively.

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

On December 18, 2024, the Company terminated the backstop agreement with Backstop Investor.

Note 7 — Shareholders’ Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and December 31, 2023, there were no preferred share   issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. In connection with the Extraordinary General Meeting of shareholders to vote on extending the Combination Period, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.20. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension. As of December 31, 2024 and December 31, 2023, there were 343,125 shares of Class A ordinary shares issued or outstanding (excluding 4,257,354 and 5,750,000 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On October 25, 2022, the Company issued 2,156,250 shares of Class B ordinary shares. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. The Company believed that it was appropriate to reflect the cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company has retroactively adjusted all share and per share data for all periods presented prior to February 10, 2023. As of December 31, 2024 and 2023, there were 1,437,500 shares and 1,437,500 shares of Class B ordinary shares issued and outstanding, respectively.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-sixth (1/6) of a share of Class A ordinary shares   upon consummation of the Company’s initial Business Combination, even if the holder of such right redeemed all shares of Class A ordinary shares held by it in connection with the initial Business Combination or an amendment to the Company’s certificate of incorporation with respect to the Company’s pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-sixth (1/6) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares of Class A ordinary shares   upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary share will receive in the transaction on an as-converted into Class A ordinary share basis.

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

As of December 31, 2024, there were 5,750,000 Public Rights and 343,125 Private Rights outstanding, among which 5,750,000 Public Rights were publicly traded.

Public Warrants — Each Public Warrant entitles the registered holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments, at any time commencing on the later of (i) 12 months from the closing of the IPO, or (ii) 30 days after the completion of the Company’s Initial Business Combination. As of December 31, 2024, there were 4,600,476 Public Warrants outstanding, all of which are publicly traded.

However, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within 120 days from the consummation of our initial business combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Public Warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of the Company initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at a Newly Issued Price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any founders’ shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders (the “Force-Call Provision”), and

●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, the Company’s management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of shares of Class A ordinary shares underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the fair market value by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants.

Except as described above, no Public Warrants will be exercisable and the Company will not be obligated to issue shares of Class A ordinary shares unless at the time a holder seeks to exercise such warrant, a prospectus relating to the shares of Class A ordinary shares issuable upon exercise of the Public Warrants is current and the shares of Class A ordinary shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Public Warrants. Under the terms of the Public Warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the shares of Class A ordinary shares issuable upon exercise of the Public Warrants until the expiration of the Public Warrants. However, the Company cannot assure that it will be able to do so and, if the Company does not maintain a current prospectus relating to the shares of Class A ordinary shares issuable upon exercise of the Public Warrants, holders will be unable to exercise their Public Warrants and the Company will not be required to settle any such Public Warrant exercise. If the registration statement relating to the shares of Class A ordinary shares issuable upon the exercise of the Public Warrants is not current or if the shares of Class A ordinary shares is not qualified or exempt from qualification in the jurisdictions in which the holders of the Public Warrants reside, the Company will not be required to net cash settle or cash settle the Public Warrant exercise, the Public Warrants may have no value, the market for the Public Warrants may be limited and the Public Warrants may expire worthless.

Note 8 — Derivative Warrant Liabilities

As of December 31, 2024 and 2023, the Company had 343,125 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently remeasured at fair value.

The private warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Initial Public Offering except that the private warrants are subject to certain transfer restrictions and registration rights. The private warrants are exercisable (even if a registration statement covering the Class A ordinary shares issuable upon exercise of such warrants is not effective) on a cashless basis, at the holder’s option, and are not redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The private warrants (including the Class A ordinary shares issuable upon exercise of the private warrants) will not be transferable, assignable or saleable until 30 days after the completion of our initial Business Combination except to permitted transferees.

Note 9 — Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements   information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

Within the information provided, the CODM specifically reviews financial advisory expenses, which are a significant segment expense, as this represents significant cost affecting the Company’s decision on how to allocate resources. Other operating expenses consist of financial advisory expenses and other expenses, and are reviewed in aggregate.

	For the Year Ended December 31,
	2024	2023
Financial advisory expenses included within formation and operating costs	$1,200,000	$300,000
Other formation and operating costs	$1,546,762	$729,342
Interest income earned on investments held in Trust Account	$2,940,555	$2,258,904

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and formation and operating costs. The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 — Fair Value Measurements

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2024 and 2023, the carrying values of cash, and other payables approximated their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in   money market funds that invest solely in U.S. government securities. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. The Private Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the consolidated statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value of trading securities as follows.

	Level	December 31, 2024	December 31, 2023
Description
Assets:
Investments held in Trust Account	1	$48,084,367	$60,765,154

Liabilities:
Derivative Warrant Liability – Private Warrant	2	$17,000	$8,900

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

The key inputs into the Binomial Model for the Private Warrants were as follows at initial measurement:

March 28, 2023
Volatility	9.30%
Stock price	$10.00
Expected life of the warrants to convert (in years)	5.76
Risk free rate	3.63%
Dividend yield	0.00%

Subsequent Measurement

The Company’s Public Warrants began trading separately on May 19, 2023. The Private Warrants were estimated using the Public Warrants’ publicly listed trading price, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2. For the year ended December 31, 2024 and 2023, the Company recorded an increase in fair value of $8,100 and a decrease in fair value of $53,500, respectively, of the Private Warrants.

Note 11 — Subsequent Events

As approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (“March EGM”), the Amended and Restated Articles and memorandum of Association gives the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. The extension pricing offered by the Company in connection with the March EGM was higher than the $0.03 per share offered in connection with the vote of our shareholders in September, 2024 to extend the date by which we were then required to complete a business combination to March 28, 2025 based on management’s decision to ensure acceptance of the terms of the March EGM extension proposal.

From January 1 through the date of this report, the Company issued four unsecured promissory notes in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until May 28, 2025.

On March 26, 2025, $7,859,455 was paid from the Trust Account to redeeming shareholders in connection with the redemption of 679,929 ordinary shares.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than above, that would have required adjustment or disclosure in the consolidated financial statements.

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

Number	Exhibit

2.1	Merger Agreement and Plan of Reorganization, dated as of August 11, 2023, by and among the Company, Huajin (China) Holdings Limited, Xuehong Li and Oak Woods Merger Sub Inc.(1)

2.2	The First Amendment to Merger Agreement and Plan of Reorganization, dated as of March 23, 2024, solely for the purpose to extend the termination date of the proposed business combination transaction(2)

2.3	The Second Amendment to Merger Agreement and Plan of Reorganization, dated as of December 13, 2024, solely for the purpose to extend the termination date of the proposed business combination transaction(4)

2.4	Non-Redemption Agreement, Dated December 13, 2024(4)

3.1	Memorandum and Articles of Association(3)

3.2	Form of Amended and Restated Memorandum and Articles of Association(3)

3.3	Form of Second Amended and Restated Merger Agreement and Plan of Reorganization, dated December 13, 2024(4)

3.4	Certificate of Incorporation(3)

4.1	Specimen Unit Certificate(3)

4.2	Specimen Ordinary Share Certificate(3)

4.3	Specimen Warrant Certificate(3)

4.4	Specimen Right Certificate(3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(3)

4.6	Form of Right Agreement between Continental Stock Transfer & Trust Company and the Company(3)

4.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company(3)

4.8	Form of Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Company(3)

4.9	Description of Securities(4)

10.1	Promissory Note, dated as of July 15, 2022 by the Company to Whale Bay International Company Limited(3)

10.2	Form of Letter Agreement from each of the Company’s sponsor, initial shareholders, officers and directors(3)

10.3	Form of Registration Rights Agreement between the Company and initial shareholders(3)

10.4	Securities Purchase Agreement dated September 26, 2022 between the Company and Whale Bay International Company Limited together with subsequent share surrender instrument***

10.5	Form of Private Placement Unit Subscription Agreement between the Company and Whale Bay International Company Limited(3)

10.6	Form of Indemnity Agreement(3)

14.1	Code of Ethics(3)

24.1	Power of Attorney of each Executive Officer and Director signing this report (included in the signature page hereto)*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (Clawback Policy)***

97.2	Amended Compensation Committee Charter***

99.1	Oak Woods Acquisition Corporation, Form S-4A, filed January 17, 2025

99.2	Oak Woods Acquisition Corporation, DEF14A, filed March 10, 2025

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein
**	Filed by amendment
***	Previously filed
+	Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed August 14, 2023.

(2)	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed March 28, 2024.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Form S-1, filed February 17, 2023.

(4)	Incorporated by reference to Annexes of the Company’s Form S-4A, filed January 17, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK WOODS ACQUISITION CORPORATION

Date: May 2, 2025	/s/ Lixin Zheng
	Name:	Lixin Zheng
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lixin Zheng	Chairman, Chief Executive Officer	May 2, 2025
Lixin Zheng	And Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)