Form 10-Q
period 2025-03-31
Oak Woods Acquisition Corp
filed 2025-07-16
CIK 1945422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

OAK WOODS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

OAK WOODS ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash	$3,186	$4,637
Total Current Assets	3,186	4,637

Investments held in the Trust Account	41,585,483	48,084,367
Cash in transit to Trust Account	—	345,000
Total Assets	$41,588,669	$48,434,004

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Due to a related party	$240,000	$210,000
Promissory notes – a related party	2,917,450	2,245,150
Accrued expenses and other payable	1,971,239	1,606,632
Deposit from the target company	330,969	330,969
Total Current Liabilities	5,459,658	4,392,751

Derivative warrant liability – private warrant	12,000	17,000
Deferred underwriting commission	2,012,500	2,012,500
Total Liabilities	7,484,158	6,422,251

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 3,577,425 and 4,257,354 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	41,585,483	48,429,367

Shareholders’ Deficit:
Preferred shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 343,125 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (excluding 3,577,425 and 4,257,354 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,437,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	144	144
Accumulated deficit	(7,481,150)	(6,417,792)
Total Shareholders’ Deficit	(7,480,972)	(6,417,614)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$41,588,669	$48,434,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024

Formation and operating costs	$550,895	$648,672
Operating expenses	(550,895)	(648,672)

Other income:
Interest income earned from deposits in bank account	37	4,208
Interest income earned on investments held in Trust Account	498,071	785,928
Changes in fair value of warrant liabilities	5,000	2,040
Total other income	503,108	792,176

Income tax expenses	—	—
Net (loss) income	$(47,787)	$143,504

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	4,219,580	5,750,000
Basic and diluted net income per ordinary share, redeemable Class A ordinary shares	$0.06	$0.05

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	1,780,625	1,698,839
Basic and diluted net loss per ordinary share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.18)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

			Ordinary Shares					Total
	Preferred Shares		Class A		Class B		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2023	—	$—	343,125	$34	1,437,500	$144	$(636,353)	$(636,175)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(2,553,357)	(2,553,357)
Net income	—	—	—	—	—	—	143,504	143,504
Balance as of March 31, 2024	—	$—	343,125	$34	1,437,500	$144	$(3,046,206)	$(3,046,028)

Balance as of December 31, 2024	—	$—	343,125	$34	1,437,500	$144	$(6,417,792)	$(6,417,614)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(1,015,571)	(1,015,571)
Net loss	—	—	—	—	—	—	(47,787)	(47,787)
Balance as of March 31, 2025	—	$—	343,125	$34	1,437,500	$144	$(7,481,150)	$(7,480,972)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(47,787)	$143,504
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(498,071)	(785,928)
Changes in fair value of warrant liabilities	(5,000)	(2,040)
Changes in operating assets and liabilities:
Other current assets	—	(1,698)
Due to a related party	30,000	30,000
Accrued expenses and other payable	364,607	287,073
Net cash used in operating activities	(156,251)	(329,089)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(862,500)	—
Redemption of investment held in Trust Account	7,859,455	—
Net cash provided by investing activities	6,996,955	—

Cash Flows from Financing Activities:
Proceeds from related parties	1,017,300	—
Payment of redemption of public shares	(7,859,455)	—
Net cash used in financing activities	(6,842,155)	—

Net change in cash	(1,451)	(329,089)
Cash at beginning of period	4,637	367,321
Cash at end of period	$3,186	$38,232

Supplemental disclosure of non-cash financing activities:
Accretion of carrying value to redemption value of redeemable ordinary shares	$1,015,571	$2,553,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

As of March 31, 2025, the Company had not commenced any operations, except as related to the prospective Merger. All other activities for the three months ended March 31, 2025 were related to entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,774,095, consisted of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $611,595 of other offering costs. As of March 31, 2025, cash of $3,186 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

As approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (“March EGM”), the Amended and Restated Articles and Memorandum of Association gives the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of the date of this report, the Company timely made four (4) deposits aggregating $690,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until July 28, 2025. In connection with the March EGM, on March 20, 2025, 679,929 Class A ordinary shares were redeemed at a per share price of $11.56. On March 26, 2025, $7,859,455 was paid from the Trust Account to redeeming shareholders in connection with the extension.

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

On June 26, 2024, the Merger Agreement was further amended by the First Amendment to the Merger Agreement entered into by the Company, Huajin, Merger Sub, and the Shareholders’ Representative to extend the termination date of the proposed business combination transaction from June 28, 2024 to September 28, 2024. As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024 (“September EGM”), the amendment to the Amended and Restated Articles and Memorandum of Association of the Company gives the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025. As approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (“March EGM”), the Amended and Restated Articles and Memorandum of Association gives the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025.

Contemporaneously with the execution and delivery of the First Amendment, the Company and Future Woods Investment Holding Limited, a British Virgin islands limited company (hereinafter the “Backstop Investor”) entered into an agreement to register for public resale 500,000 OAKU Class A Ordinary Shares in consideration for Backstop Investor’s agreement to purchase the equivalent of five million dollars ($5,000,000) worth of Class A Ordinary Shares of OAKU concurrent with the closing of the Merger on terms and conditions mutually agreeable to OAKU and Huajin (the “Backstop Agreement”). Specifically, the Backstop Agreement requires the Company to complete a primary placement to the Backstop Investor, to occur concurrently with the closing of the Merger, pursuant to which the Company shall sell 500,000 OAKU Class A Ordinary Shares at $10.00 per share for a total drawdown of $5,000,000 (the “Backstop Shares”). Such proceeds will (i) offset certain capital used for shareholder redemptions; (ii) fund the cash portion of the consideration to certain shareholders of Huajin and transaction expenses in connection with the Business Combination; or (iii) be used for other corporate purposes, including satisfaction of its minimum cash requirements immediately following the Business Combination.. On December 18, 2024, the Company terminated the Backstop Agreement with Backstop Investor.

There is no assurance that the Company will complete its initial Business Combination.

Going Concern Consideration

As of March 31, 2025, the Company had $3,186 in cash and working capital deficit of $5,456,472. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). Subsequent to the initial loan amount of $500,000, and through the March 31, 2025, the Sponsor has made additional loans to the Company under the promissory note. As of March 31, 2025, the balance of $2,917,450 under the promissory note remained unpaid and will be due as demanded. As of the date of these financial statements, the Sponsor has not demanded repayment.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 filed with the SEC on Form 10-K on May 5, 2025. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2025 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in section 2(a))(16) of the Investment Company Act, or investments in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

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

As of March 31, 2025 and December 31, 2024, the amount of Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Quantity	Amount
Gross proceeds from the IPO	5,750,000	$57,500,000
Less:
Gross proceeds from the IPO, allocated to public warrants	—	(1,003,390)
Gross proceeds from the IPO, allocated to public rights	—	(1,293,815)
Allocation of offering costs related to redeemable shares and public rights	—	(3,623,315)
Plus
Accretion of carrying value to redemption value	—	7,418,245
Class A ordinary shares subject to possible redemption as of December 31, 2023	5,750,000	58,997,725
Plus
Accretion of carrying value to redemption value	—	5,972,984
Less:
Share redemption	(1,492,646)	(16,541,342)
Class A ordinary shares subject to possible redemption as of December 31, 2024	4,257,354	$48,429,367
Plus
Accretion of carrying value to redemption value	—	1,015,571
Less:
Share redemption	(679,929)	(7,859,455)
Class A ordinary shares subject to possible redemption as of March 31, 2025	3,577,425	$41,585,483

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, due to a related party, promissory notes – a related party, other payables, deposit from the target company are estimated to approximate the carrying values as of March 31, 2025 and December 31, 2024 due to the short maturities of such instruments. See Note 10 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the three months ended March 31, 2025 and 2024. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends deemed paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be deemed dividends paid to the public shareholders. The calculation of diluted earnings (loss) per share does not consider the effect of the public warrants, private placement warrants, and rights issued in connection with the (i) IPO and (ii) the Private Placement, as their exercise is contingent upon the occurrence of future events. As of March 31, 2025 and December 31, 2024, the public warrants, private placement warrants, and rights were exercisable into an aggregate of 7,108,646 Class A ordinary shares. However, these potentially issuable shares were not included in the diluted earnings (loss) per share calculation because they were anti-dilutive for the periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months Ended March 31,
	2025	2024

Net (loss) income	$(47,787)	$143,504
Accretion of redeemable ordinary shares to redemption value	(1,015,571)	(785,928)
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,063,358)	$(642,384)

	For the Three Months Ended March 31,
	2025		2024
	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(747,795)	$(315,563)	$(490,522)	$(151,902)
Accretion of redeemable ordinary shares to redemption value	1,015,571	—	785,928	—
Allocation of net income (loss)	$267,776	$(315,563)	$295,406	$(151,902)

Denominator:
Basic and diluted weighted average shares outstanding	4,219,580	1,780,625	5,750,000	1,780,625
Basic and diluted net income (loss) per ordinary share	0.06	(0.18)	0.05	(0.09)

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

The Company believed that it was appropriate to reflect the surrender and cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company retroactively adjusted all share and per share data for all periods presented prior to February 10, 2023. As of March 31, 2025 and December 31, 2024, the Company had 1,437,500 Class B ordinary shares issued and outstanding.

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

As of March 31, 2025 and December 31, 2024, the Company did not record share-based compensation expenses for ordinary shares assigned to initial board of directors and Space Frontier Investment Holding Limited, because the Initial Business Combination represents a liquidity event defined under ASC 718, which is not considered probable until it occurs.

Working Capital Loan

The sponsor or affiliates of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as the Company may require, of which up to $1,151,000 of such loans may be convertible into up to an additional 115,100 Private Units at a price of $10.00 per unit (the “Working Capital Units”), and, in connection therewith, will issue and deliver up to an aggregate of 115,100 rights (the “Working Capital Rights”) and 115,100 warrants (the “Working Capital Warrants”). Working Capital Warrants are not transferrable (except to certain permitted transferees as described in the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, until after the consummation by the Company of an initial Business Combination. Working Capital Warrants are issuable in the same form as the Public Warrants, except that they shall not be redeemable by the us so long as they are held by their initial purchasers or any of permitted transferees thereof. As of March 31, 2025 and December 31, 2024, the Company had no working capital loans due to the sponsor or its affiliates.

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

On March 20, 2025, the shareholders approved another  amendment to the  Articles and Memorandum of Association (“Second Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from March 28, 2025 to September 28, 2025 by depositing into the Trust Account $172,500 for each one-month extension. As of the date of this report, the Company timely made four (4) deposits aggregating $690,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until July 28, 2025.

In the event that a Business Combination does not close by January 28, 2025, or up to September 28, 2025 no amounts will thereafter be due thereon.

As of March 31, 2025 and December 31, 2024, the Company had promissory notes as extension loans of $1,782,500 and $1,265,000, respectively. As of the date of these unaudited condensed consolidated financial statements, the Sponsor has not demanded repayment.

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

As of March 31, 2025 and December 31, 2024, the Company had promissory notes as operation loans   of $1,134,950 and $980,150, respectively, due to related parties. As of the date of these financial statements, the Sponsor has not demanded repayment.

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

For the three months ended March 31, 2025 and 2024, the Company accrued administrative service expenses of $30,000 and $30,000, respectively, in the account of formation and operating costs. As of March 31, 2025 and December 31, 2024, the Company had service fee payable of $240,000 and $210,000 respectively, due to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the closing of IPO. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, the Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of March 31, 2025 and December 31, 2024, the Company had accrued consulting service expenses of $1,800,000 and $1,500,000, respectively.

Note 7 — Shareholders’ Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preferred share   issued or outstanding.

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

As of March 31, 2025 and December 31, 2024, there were 343,125 shares of Class A ordinary shares issued or outstanding (excluding 3,577,425 and 4,257,354 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On October 25, 2022, the Company issued 2,156,250 shares of Class B ordinary shares. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. The Company believed that it was appropriate to reflect the cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company has retroactively adjusted all share and per share data for all periods presented prior to February 10, 2023. As of March 31, 2025 and December 31, 2024, there were 1,437,500 shares and 1,437,500 shares of Class B ordinary shares issued and outstanding, respectively.

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

As of March 31, 2025 and December 31, 2024, there were 5,750,000 Public Rights and 343,125 Private Rights outstanding, among which 5,750,000 Public Rights were publicly traded.

Public Warrants — Each Public Warrant entitles the registered holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments, at any time commencing on the later of (i) 12 months from the closing of the IPO, or (ii) 30 days after the completion of the Company’s Initial Business Combination. As of March 31, 2025 and December 31, 2024, there were 4,600,476 and 4,600,476 Public Warrants outstanding, respectively, all of which are publicly traded.

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

Note 8 — Derivative Warrant Liabilities

As of March 31, 2025 and December 31, 2024, the Company had 343,125 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently remeasured at fair value.

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

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

	For the Three Months Ended March 31,
	2025	2024

Financial advisory expenses included within formation and operating costs	$300,000	$300,000
Other formation and operating costs	$250,895	$348,672
Interest income earned on investments held in Trust Account	$498,071	$785,928

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

As of March 31, 2025 and December 31, 2024, the carrying values of cash, and other payables approximated their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in   money market funds that invest solely in U.S. government securities. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. The Private Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the unaudited condensed consolidated statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value of trading securities as follows.

	Level	March 31, 2025	December 31, 2024
Description
Assets:
Investments held in Trust Account	1	$41,585,483	$48,084,367

Liabilities:
Derivative Warrant Liability – Private Warrant	2	$12,000	$17,000

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on May 19, 2023. The Private Warrants were estimated using the Public Warrants’ publicly listed trading price, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2. For the three months ended March 31, 2025 and 2024, the Company recorded an increase in fair value of $5,000 and $2,040 of the Private Warrants, respectively.

Note 11 — Subsequent Events

From April 1 through the date of this report, the Company issued three unsecured promissory notes, each in an amount of $172,500, to the Sponsor in exchange for Sponsor depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until July 28, 2025.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than above, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

As of March 31, 2025, the Company had not commenced any operations, except as related to the prospective Merger. All other activities for the three months ended March 31, 2025 were related to entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

As approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (“March EGM”), the Amended and Restated Articles and memorandum of Association gives the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of the date of this report, the Company timely made four (4) deposits aggregating $690,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until July 28, 2025. In connection with the March EGM, on March 20, 2025, 679,929 Class A ordinary shares were redeemed at a per share price of $11.56. On March 25, 2025, $7,859,455 was paid from the Trust Account to redeeming shareholders in connection with the extension on March 26, 2025. There is no assurance that the Company will complete its initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 11, 2022 (inception) through March 31, 2025 have been entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents, and on investments held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $47,787, which primarily resulted from interest income of $498,071 on investments held in the Trust Account and a downward change in fair value of warrant liabilities of $5,000, partially offset by formation and operating costs of $550,895.

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

For the three months ended March 31, 2025, net cash used in operating activities was $156,251, which was due to net loss of $47,787, adjusting interest income of $498,071 earned on Trust Account and changes in fair value of warrant liabilities of $5,000, and changes in operating assets and liabilities of $364,607.

For the three months ended March 31, 2024, net cash used in operating activities was $329,089, which was due to net income of $143,504, adjusting interest income of $785,928 earned on trust account and changes in fair value of warrant liabilities of $2,040, and changes in operating assets and liabilities of $315,375.

As of March 31, 2025 and December 31, 2024, we had cash of $3,186 and $4,637, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of March 31, 2025, the Company had working capital deficit of $5,456,472. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,151,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

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

As approved by the shareholders of the Company at the Extraordinary General Meeting held on March 20, 2025 (“March EGM”), the Amended and Restated Articles and memorandum of Association gives the Company the right to extend the date by which the Company has to complete a business combination from March 28, 2025 to September 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. As of the date of this report, the Company timely made four (4) deposits aggregating $690,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until July 28, 2025. In connection with the March EGM, on March 20, 2025, 679,929 Class A ordinary shares were redeemed at a per share price of $11.56. On March 25, 2025, $7,859,455 was paid from the Trust Account to redeeming shareholders in connection with the extension on March 26, 2025.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025 and December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On March 20, 2025, the shareholders approved another amendment to the  Articles and Memorandum of Association (“Second Amended and Restated Amended and Restated”), pursuant to which the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from March 28, 2025 to September 28, 2025 by depositing into the Trust Account $172,500 for each one-month extension. As of the date of this report, the Company timely made four (4) deposits aggregating $690,000 into the Trust Account, thereby extending the time available to the Company to complete our initial business combination until July 28, 2025.

In the event that a Business Combination does not close by January 28, 2025, or up to September 28, 2025 no amounts will thereafter be due thereon.

As of March 31, 2025 and December 31, 2024, the Company had promissory notes as extension loans of $1,782,500 and $1,265,000, respectively. As of the date of these unaudited condensed consolidated financial statements, the Sponsor has not demanded repayment.

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

As of March 31, 2025 and December 31, 2024, the Company had promissory notes as operation loans   of $1,134,950 and $980,150, respectively, due to related parties. As of the date of these financial statements, the Sponsor has not demanded repayment.

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

For the three months ended March 31, 2025 and 2024, the Company accrued administrative service expenses of $30,000 and $30,000, respectively, in the account of formation and operating costs. As of March 31, 2025 and December 31, 2024, the Company had service fee payable of $240,000 and $210,000 respectively, due to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the closing of IPO. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, the Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of March 31, 2025 and December 31, 2024, the Company had accrued consulting service expenses of $1,800,000 and $1,500,000, respectively.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify critical accounting estimates for the three months ended March 31, 2025.

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

Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective due to a material weakness as of March 31, 2025 because of its non-identification of the following trust investment activity: (i) a delay of three (3) business days with respect to the investment of the September 28, 2024 extension payment timely received into trust; (ii) an erroneous investment account allocation of the October 28, 2024 extension payment that was reconciled without any impact on the trust balance on March 4, 2025, and; (iii) a delay in identifying the post-trust deposit non-investment activity of the December 28, 2024 extension trust proceeds, received into our trust investment account on January 27, 2025. In order to remediate the above material weakness identified, the Company will ensure that the Trust Account statements with the associated monthly investment statements are reconciled at the time of each extension payment in order to immediately detect any delays or errors in processing the investment of the extension proceeds.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2025, was a change in our internal controls over financial reporting during the most recent fiscal quarter because of a material weakness that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, specifically those expressly disclosed here above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our registration statement on Form S-4 (amendment no. 8) filed with the SEC on January 17, 2025.

As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our registration statement on Form S-4 filed with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK WOODS ACQUISITION CORPORATION

Date: July 16, 2025	/s/ Lixin Zheng
	Name:	Lixin Zheng
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)