Form 10-Q
period 2025-09-30
Oak Woods Acquisition Corp
filed 2026-01-26
CIK 1945422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of January 26, 2026, 1,302,981 public Class A ordinary shares, par value $0.0001 per share, Class A 343,125 Private Placement Shares and 1,437,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

OAK WOODS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

OAK WOODS ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash	$1,930	$4,637
Other current assets	24,012	—
Total Current Assets	25,942	4,637

Investments held in the Trust Account	43,319,176	48,084,367
Cash in transit to Trust Account	—	345,000
Total Assets	$43,345,118	$48,434,004

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Due to a related party	$300,000	$210,000
Promissory notes – a related party	4,045,375	2,245,150
Accrued expenses and other payable	2,626,522	1,606,632
Deposit from the target company	330,969	330,969
Total Current Liabilities	7,302,866	4,392,751

Derivative warrant liability – private warrant	12,000	17,000
Deferred underwriting commission	2,012,500	2,012,500
Total Liabilities	9,327,366	6,422,251

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 3,577,425 and 4,257,354 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	43,319,176	48,429,367

Shareholders’ Deficit:
Preferred shares, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 343,125 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (excluding 3,577,425 and 4,257,354 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively)	34	34
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1,437,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	144	144
Accumulated deficit	(9,301,602)	(6,417,792)
Total Shareholders’ Deficit	(9,301,424)	(6,417,614)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$43,345,118	$48,434,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Formation and operating costs	$425,130	$473,505	$1,508,945	$2,106,888
Operating expenses	(425,130)	(473,505)	(1,508,945)	(2,106,888)

Other income (expenses):
Interest income earned from deposits in bank account	90	359	135	5,412
Interest income earned on investments held in Trust Account	440,629	809,583	1,369,264	2,389,292
Changes in fair value of warrant liabilities	(1,700)	(720)	5,000	(400)
Total other income	439,019	809,222	1,374,399	2,394,304
Income tax expenses	—	—	—	—
Net income (loss)	$13,889	$335,717	$(134,546)	$287,416

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	3,577,425	5,685,102	3,789,125	5,728,210
Basic and diluted net income per ordinary share, redeemable Class A ordinary shares	$0.09	$0.09	0.21	0.24

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	1,780,625	1,780,625	1,780,625	1,780,625
Basic and diluted net loss per ordinary share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.18)	$(0.09)	(0.52)	(0.61)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

			Ordinary Shares					Total
	Preferred Shares		Class A		Class B		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of June 30, 2024	—	$—	343,125	$34	1,437,500	$144	$(4,606,792)	$(4,606,614)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(982,083)	(982,083)
Net income	—	—	—	—	—	—	335,717	335,717
Balance as of September 30, 2024	—	$—	343,125	$34	1,437,500	$144	$(5,253,158)	$(5,252,980)

Balance as of June 30, 2025	—	$—	343,125	$34	1,437,500	$144	$(8,357,362)	$(8,357,184)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(958,129)	(958,129)
Net income	—	—	—	—	—	—	13,889	13,889
Balance as of September 30, 2025	—	$—	343,125	$34	1,437,500	$144	$(9,301,602)	$(9,301,424)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

			Ordinary Shares					Total
	Preferred Shares		Class A		Class B		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2023	—	$—	343,125	$34	1,437,500	$144	$(636,353)	$(636,175)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(4,904,221)	(4,904,221)
Net income	—	—	—	—	—	—	287,416	287,416
Balance as of September 30, 2024	—	$—	343,125	$34	1,437,500	$144	$(5,253,158)	$(5,252,980)

Balance as of December 31, 2024	—	$—	343,125	$34	1,437,500	$144	$(6,417,792)	$(6,417,614)
Accretion of redeemable ordinary shares to redemption value	—	—	—	—	—	—	(2,749,264)	(2,749,264)
Net loss	—	—	—	—	—	—	(134,546)	(134,546)
Balance as of September 30, 2025	—	$—	343,125	$34	1,437,500	$144	$(9,301,602)	$(9,301,424)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(134,546)	$287,416
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(1,369,264)	(2,389,292)
Changes in fair value of warrant liabilities	(5,000)	400
Changes in operating assets and liabilities:
Other current assets	(24,012)	39,067
Due to a related party	90,000	90,000
Accrued expenses and other payable	1,019,890	837,756
Net cash used in operating activities	(422,932)	(1,134,653)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(1,380,000)	(747,500)
Redemption of investment held in Trust Account	7,859,455	—
Net cash provided by (used in) investing activities	6,479,455	(747,500)

Cash Flows from Financing Activities:
Proceeds from related parties	1,800,225	1,605,700
Payment of redemption of public shares	(7,859,455)	—
Net cash used in financing activities	(6,059,230)	1,605,700

Net change in cash	(2,707)	(276,453)
Cash at beginning of period	4,637	367,321
Cash at end of period	$1,930	$90,868

Supplemental disclosure of non-cash financing activities:
Accretion of carrying value to redemption value of redeemable ordinary shares	$2,749,264	$4,904,221
Reclassification of Class A ordinary shares subject to redemption to Class A ordinary shares to be redeemed	$—	$16,541,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OAK WOODS ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

As of September 30, 2025, the Company had not commenced any operations, except as related to the prospective Merger. All other activities for the three and nine months ended September 30, 2025 were related to entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s founder and sponsor, Whale Bay International Company Limited is a British Virgin Islands (“BVI”) company (the “Sponsor”).

The registration statement for the Company’s IPO became effective on March 23, 2023. On March 28, 2023, the Company consummated the IPO of 5,750,000 units (the “Public Units”), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $57,500,000, which is described in Note 3. Simultaneously with the IPO, the Company sold to its Sponsor 343,125 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $3,431,250, which is described in Note 4. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Shares”), one redeemable warrant entitling its holder to purchase one Share at a price of $11.50 per Share, and one right to receive one-sixth (1/6) of one share upon the consummation of the Company’s initial business combination.

Transaction costs amounted to $3,774,095, consisted of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $611,595 of other offering costs. As of September 30, 2025, cash of $1,930 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Going Concern Consideration

As of September 30, 2025, the Company had $1,930 in cash and working capital deficit of $7,276,924. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). Subsequent to the initial loan amount of $500,000, and through the September 30, 2025, the Sponsor has made additional loans to the Company under the promissory note. As of September 30, 2025, the balance of $4,045,375 under the promissory note remained unpaid and will be due as demanded. As of the date of these financial statements, the Sponsor has not demanded repayment.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 filed with the SEC on Form 10-K on May 5, 2025. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2025 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025 and December 31, 2024, the amount of Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Quantity	Amount
Gross proceeds from the IPO	5,750,000	$57,500,000
Less:
Gross proceeds from the IPO, allocated to public warrants	—	(1,003,390)
Gross proceeds from the IPO, allocated to public rights	—	(1,293,815)
Allocation of offering costs related to redeemable shares and public rights	—	(3,623,315)
Plus
Accretion of carrying value to redemption value	—	7,418,245
Class A ordinary shares subject to possible redemption as of December 31, 2023	5,750,000	58,997,725
Plus
Accretion of carrying value to redemption value	—	5,972,984
Less:
Share redemption	(1,492,646)	(16,541,342)
Class A ordinary shares subject to possible redemption as of December 31, 2024	4,257,354	$48,429,367
Plus
Accretion of carrying value to redemption value	—	2,749,624
Less:
Share redemption	(679,929)	(7,859,455)
Class A ordinary shares subject to possible redemption as of September 30, 2025	3,577,425	$43,319,176

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, due to a related party, promissory notes – a related party, other payables, deposit from the target company are estimated to approximate the carrying values as of September 30, 2025 and December 31, 2024 due to the short maturities of such instruments. See Note 10 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the three and nine months ended September 30, 2025 and 2024. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends deemed paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be deemed dividends paid to the public shareholders. The calculation of diluted earnings (loss) per share does not consider the effect of the public warrants, private placement warrants, and rights issued in connection with the (i) IPO and (ii) the Private Placement, as their exercise is contingent upon the occurrence of future events. As of September 30, 2025 and December 31, 2024, the public warrants, private placement warrants, and rights were exercisable into an aggregate of 4,936,071   Class A ordinary shares. However, these potentially issuable shares were not included in the diluted earnings (loss) per share calculation because they were anti-dilutive for the periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$13,889	$335,717	$(134,546)	$287,416
Accretion of redeemable ordinary shares to redemption value	(958,129)	(982,083)	(2,749,264)	(4,904,221)
Net loss including accretion of redeemable ordinary shares to redemption value	$(944,240)	$(646,366)	$(2,883,810)	$(4,616,605)

	For the Three months ended September 30,
	2025		2024
	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(630,443)	$(313,797)	$(489,379)	$(153,277)
Accretion of redeemable ordinary shares to redemption value	958,129	—	982,083	—
Allocation of net income (loss)	$327,686	$(313,797)	$492,704	$(153,277)

Denominator:
Basic and diluted weighted average shares outstanding	3,577,425	1,780,625	5,685,102	1,780,625
Basic and diluted net income (loss) per ordinary share	0.09	(0.18)	0.09	(0.09)

	For the Nine months ended September 30,
	2025		2024
	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares	Redeemable Class A Shares	Non-Redeemable Class A and Class B Shares
Basic and diluted net income (loss) per ordinary shares
Numerator:
Allocation of net loss	$(1,961,868)	$(921,942)	$(3,521,989)	$(1,094,816)
Accretion of redeemable ordinary shares to redemption value	2,749,264	—	4,904,221	—
Allocation of net income (loss)	$787,396	$(921,942)	$1,382,232	$(1,094,816)

Denominator:
Basic and diluted weighted average shares outstanding	3,789,125	1,780,625	5,728,210	1,780,625
Basic and diluted net income (loss) per ordinary share	0.21	(0.52)	0.24	(0.61)

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

The Company believed that it was appropriate to reflect the surrender and cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company retroactively adjusted all share and per share data for all periods presented prior to February 10, 2023. As of September 30, 2025 and December 31, 2024, the Company had 1,437,500 Class B ordinary shares issued and outstanding.

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

As of September 30, 2025 and December 31, 2024, the Company did not record share-based compensation expenses for ordinary shares assigned to initial board of directors and Space Frontier Investment Holding Limited, because the Initial Business Combination represents a liquidity event defined under ASC 718, which is not considered probable until it occurs.

Working Capital Loan

The sponsor or affiliates of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as the Company may require, of which up to $1,151,000 of such loans may be convertible into up to an additional 115,100 Private Units at a price of $10.00 per unit (the “Working Capital Units”), and, in connection therewith, will issue and deliver up to an aggregate of 115,100 rights (the “Working Capital Rights”) and 115,100 warrants (the “Working Capital Warrants”). Working Capital Warrants are not transferrable (except to certain permitted transferees as described in the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, until after the consummation by the Company of an initial Business Combination. Working Capital Warrants are issuable in the same form as the Public Warrants, except that they shall not be redeemable by the us so long as they are held by their initial purchasers or any of permitted transferees thereof. As of September 30, 2025 and December 31, 2024, the Company had no working capital loans due to the sponsor or its affiliates.

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

As of September 30, 2025 and December 31, 2024, the Company had promissory notes as extension loans of $2,645,000 and $1,265,000, respectively. As of the date of these unaudited condensed consolidated financial statements, the Sponsor has not demanded repayment.

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

On July 26, 2024, the Company issued one non-interest bearing unsecured promissory note to the Sponsor in exchange for loans to support the Company’s operations. The Company could draw down a maximum amount of $1,000,000. As of September 30 30, 2025, the Company drew down $742,675 from the promissory note. The promissory notes are payable on the earlier of (i) March 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin. With the extension of the time to complete a business combination by September 28, 2026, the Company amended the payment term of the promissory notes, which are payable on the earlier of (i) September 28, 2026, or (ii) the date on which the Company consummates its business combination with Huajin.

On September 28, 2025, the Company issued another non-interest bearing unsecured promissory note to the Sponsor in exchange for loans to support the Company’s operations. The Company could draw down a maximum amount of $1,500,000. As of September 30 30, 2025, the Company has not drawn down from the promissory note. The promissory notes are payable on the earlier of (i) September 28, 2026, or (ii) the date on which the Company consummates its business combination with Huajin.

As of September 30, 2025 and December 31, 2024, the Company had promissory notes as operation loans of $1,400,375 and $980,150, respectively, due to related parties. As of the date of these financial statements, the Sponsor has not demanded repayment.

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

For the three months ended September 30, 2025 and 2024, the Company accrued administrative service expenses of $30,000 and $30,000, respectively, in the account of formation and operating costs. For the nine months ended September 30, 2025 and 2024, the Company accrued administrative service expenses of $90,000 and $90,000, respectively, in the account of formation and operating costs. As of September 30, 2025 and December 31, 2024, the Company had service fee payable of $300,000 and $210,000 respectively, due to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the closing of IPO. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, the Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of September 30, 2025 and December 31, 2024, the Company had accrued consulting service expenses of $2,400,000 and $1,500,000, respectively.

Note 7 — Shareholders’ Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preference stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preferred share issued or outstanding.

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

As of September 30, 2025 and December 31, 2024, there were 343,125 shares of Class A ordinary shares issued or outstanding (excluding 3,577,425 and 4,257,354 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On October 25, 2022, the Company issued 2,156,250 shares of Class B ordinary shares. On February 10, 2023, our sponsor surrendered, and we cancelled, an aggregate of 718,750 Class B ordinary shares held by our sponsor pursuant to a share surrender agreement dated January 13, 2023. The Company believed that it was appropriate to reflect the cancellation of 718,750 Class B ordinary shares on a retroactive basis pursuant to ASC 260, Earnings Per Share. The Company has retroactively adjusted all share and per share data for all periods presented prior to February 10, 2023. As of September 30, 2025 and December 31, 2024, there were 1,437,500 shares and 1,437,500 shares of Class B ordinary shares issued and outstanding, respectively.

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

As of September 30, 2025 and December 31, 2024, there were 5,750,000 Public Rights and 343,125 Private Rights outstanding, among which 5,750,000 Public Rights were publicly traded.

Public Warrants — Each Public Warrant entitles the registered holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments, at any time commencing on the later of (i) 12 months from the closing of the IPO, or (ii) 30 days after the completion of the Company’s Initial Business Combination. As of September 30, 2025 and December 31, 2024, there were 3,577,425 and 4,257,354   Public Warrants outstanding, respectively, all of which are publicly traded.

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

Note 8 — Derivative Warrant Liabilities

As of September 30, 2025 and December 31, 2024, the Company had 343,125 Private Warrants outstanding. The Private Warrants are recognized as warrant liabilities and subsequently remeasured at fair value.

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of September 30, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Financial advisory expenses included within formation and operating costs	$300,000	$300,000	$900,000	$900,000
Other formation and operating costs	$125,130	$173,505	$608,945	$1,206,888
Interest income earned on investments held in Trust Account	$440,629	$809,583	$1,369,264	$2,389,292

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

As of September 30, 2025 and December 31, 2024, the carrying values of cash, and other payables approximated their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in   money market funds that invest solely in U.S. government securities. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants should be presented as liabilities with subsequent fair value remeasurement. The Private Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Private Warrants in the unaudited condensed consolidated statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value of trading securities as follows.

	Level	September 30, 2025	December 31, 2024
Description
Assets:
Investments held in Trust Account	1	$43,319,176	$48,084,367

Liabilities:
Derivative Warrant Liability – Private Warrant	2	$12,000	$17,000

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on May 19, 2023. The Private Warrants were estimated using the Public Warrants’ publicly listed trading price, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2. For the three months ended September 30, 2025 and 2024, the Company recorded an increase in fair value of $1,700 and $720 of the Private Warrants, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded a decrease in fair value of $5,000 and an increase in fair value of $400 of the Private Warrants, respectively.

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

As of September 30, 2025, the Company had not commenced any operations, except as related to the prospective Merger. All other activities for the three and nine months ended Sepember 30, 2025 were related to entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

As approved by the shareholders of the Company at the Extraordinary General Meeting adjourned from September 25, 2024 and held on September 26, 2024 (“September EGM”), the amending the Amended and Restated Articles and Memorandum of Association of the Company gives the Company the right to extend the date by which the Company has to complete a business combination from September 28, 2024 to March 28, 2025, by depositing into the Trust Account $172,500 per for each one-month extension, on or prior to the date of the applicable deadline, for up to six (6) times. For the period from September 28, 2024 through February 28, 2025, the Company timely made six (6) deposits aggregating $1,035,000 into the Trust Account to effectuate the extension of its time to complete the Business Combination until March 28, 2025. Of the $1,035,000, $172,500 and $172,500 in trust were applied in the Company’s investment account in January 2025 March 2025 by the transfer agent, respectively. In connection with the September EGM, on September 26, 2024, 1,492,646 Class A ordinary shares were redeemed at a per share price of $11.20. On October 4, 2024, $16,541,342 was paid from the Trust Account to redeeming shareholders in connection with the extension.

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

On January 16, 2026, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with Nasdaq Listing Rule 5620(a), which requires listed companies to hold an annual meeting of shareholders no later than one year after the end of the Company’s fiscal year. The Nasdaq letter indicated that the Company did not hold an annual meeting of shareholders within twelve months following its fiscal year end and therefore no longer complies with this continued listing requirement. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company has been provided 45 calendar days, or until March 2, 2026, to submit a plan to regain compliance. If Nasdaq accepts the Company’s compliance plan, Nasdaq may grant an exception of up to 180 calendar days from the end of the Company’s fiscal year, or until June 29, 2026, to regain compliance with the annual meeting requirement. The Company intends to submit a compliance plan within the required timeframe and expects that such plan will include holding an annual meeting of shareholders within the period permitted by Nasdaq, subject to Nasdaq’s acceptance of the plan.

On November 19, 2025, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the 35 million minimum market value of listed securities standard for Nasdaq Listing Rule 5550(b)(2) (the “Minimum Market Value Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a compliance period of 180 calendar days, until May 18, 2026, to regain compliance.

On August 8, 2025, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 300 public holders requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”). On September 26, 2025, the Company submitted a plan of regaining compliance with Nasdaq's listing rules by implementing a comprehensive strategy, including plans to complete negotiations and engagement of advisors and FINRA regulated brokers that can introduce purchases of the Company’s shares by new shareholders, plans to arrange a PIPE at the time of closing of the proposed business combination, and plans to engage a marketing company in the U.S. to more effectively disseminate public information about the proposed business combination to the market.

On May 27, 2025, Company received written notice from Nasdaq, which indicated that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “March Quarterly Report”), the Company was not in compliance with the Rule, which requires Nasdaq-listed companies to timely file all required periodic financial reports with SEC. The written notice states that the Company has 60 calendar days to submit a plan to regain compliance and if the Nasdaq accepts such plan, the Nasdaq can grant an exception of up to 180 calendar days from the March Quarterly Report’s due date, or until November 17, 2025, to regain compliance. The Company filed its March Quarterly Report on Form 10-Q for the period ended March 31, 2025 on January 8, 2026.

On April 24, 2025, the Company received written notice from Nasdaq, which indicated that, as a result of the Company’s delay in filing its Annual Report on Form 10-K for the period ended December 31, 2024 (the “Annual Report”), the Company was not in compliance with the Rule, which requires Nasdaq-listed companies to timely file all required periodic financial reports with SEC. The Notice states that the Company has 60 calendar days to submit a plan to regain compliance and if the Nasdaq accepts such plan, the Nasdaq can grant an exception of up to 180 calendar days from the Annual Report’s due date, or until October 13, 2025 (the “Compliance Date”), to regain compliance. The Company filed its Annual Report on Form 10-K for the period ended December 31, 2024 on May 5, 2025.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 11, 2022 (inception) through September 30, 2025 have been entering into a merger, stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents, and on investments held in Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $13,889, which primarily resulted from interest income of $440,629 on investments held in the Trust Account and a upward change in fair value of warrant liabilities of $1,700, partially offset by formation and operating costs of $425,130.

For the nine months ended September 30, 2025, we had a net loss of $134,546, which resulted from operating expenses of $1,508,945, partially offset by interest income of $135 on the operating account, interest income of $1,369,264 on investments held in the trust account and a downward change in fair value of warrant liabilities of $5,000.

For the three months ended September 30, 2024, we had a net income of $335,717 which resulted from operating expenses of $473,505 and an upward change in fair value of warrant liabilities of $720, partially offset by interest income of $359 on the operating account and interest income of $809,583 on investments held in the trust account.

For the nine months ended September 30, 2024, we had a net loss of $287,416, which resulted from operating expenses of $2,106,888 and an upward change in fair value of warrant liabilities of $400, partially offset by interest income of $5,412 on the operating account, interest income of $2,389,292 on investments held in the trust account.

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

For the nine months ended September 30, 2025, net cash used in operating activities was $422,932, which was due to net loss of $134,546, adjusting interest income of $1,369,264 earned on Trust Account and changes in fair value of warrant liabilities of $5,000, and changes in operating assets and liabilities of $1,085,878.

For the nine months ended September 30, 2024, net cash used in operating activities was $1,134,653, which was due to net income of $287,416, adjusting interest income of $2,389,292 earned on trust account and changes in fair value of warrant liabilities of $400, and changes in operating assets and liabilities of $966,823.

As of September 30, 2025 and December 31, 2024, we had cash of $1,930 and $4,637, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of September 30, 2025, the Company had working capital deficit of $7,276,924. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it would repay such loaned amounts at that time. Up to $1,151,000 of such Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025 and December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2025 and December 31, 2024, the Company had promissory notes as extension loans of $2,645,000 and $1,265,000, respectively. As of the date of these unaudited condensed consolidated financial statements, the Sponsor has not demanded repayment.

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

On July 26, 2024, the Company issued one non-interest bearing unsecured promissory note to the Sponsor in exchange for loans to support the Company’s operations. The Company could draw down a maximum amount of $1,000,000. As of September 30, 2025, the Company drew down $742,675 from the promissory note. The promissory notes are payable on the earlier of (i) March 28, 2025, or (ii) the date on which the Company consummates its business combination with Huajin. With the extension of the time to complete a business combination by September 28, 2026, the Company amended the payment term of the promissory notes, which are payable on the earlier of (i) September 28, 2026, or (ii) the date on which the Company consummates its business combination with Huajin.

As of September 30, 2025 and December 31, 2024, the Company had promissory notes as operation loans of $1,400,375 and $980,150, respectively, due to related parties. As of the date of these financial statements, the Sponsor has not demanded repayment.

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

For the three months ended September 30, 2025 and 2024, the Company accrued administrative service expenses of $30,000 and $30,000, respectively, in the account of formation and operating costs. For the nine months ended September 30, 2025 and 2024, the Company accrued administrative service expenses of $90,000 and $90,000, respectively, in the account of formation and operating costs. As of September 30, 2025 and December 31, 2024, the Company had service fee payable of $300,000 and $210,000 respectively, due to the sponsor.

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

Financial Advisory Agreement

The Company engaged Asian Legend International Investment Holding Limited (“AsianLegend”) as the Company’s advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination simultaneously upon the closing of IPO. Under the Merger Agreement and the agreement entered into between AsianLegend and the Company, with the consent of Huajin, the Company will pay AsianLegend a cash fee of $100,000 per month, from the month AsianLegend started consulting services to the date of Closing of the Business Combination for such services, plus Class A Ordinary Shares issued to AsianLegend upon the consummation of a Business Combination. The number of Class A Ordinary Shares to be issued to Asian Legend is calculated at 5% of the number of Class A Ordinary Shares to be issued to the Huajin shareholders upon the consummation of a Business Combination. AsianLegend started to provide consulting services in October 2023. As of September 30, 2025 and December 31, 2024, the Company had accrued consulting service expenses of $2,400,000 and $1,500,000, respectively.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify critical accounting estimates for the three and nine months ended September 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of September 30, 2025, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective due to a material weakness as of September 30, 2025   because of its non-identification of the following trust investment activity: (i) a delay of three (3) business days with respect to the investment of the September 28, 2024 extension payment timely received into trust; (ii) an erroneous investment account allocation of the October 28, 2024 extension payment that was reconciled without any impact on the trust balance on March 4, 2025, and; (iii) a delay in identifying the post-trust deposit non-investment activity of the December 28, 2024 extension trust proceeds, received into our trust investment account on January 27, 2025. In order to remediate the above material weakness identified, the Company will ensure that the Trust Account statements with the associated monthly investment statements are reconciled at the time of each extension payment in order to immediately detect any delays or errors in processing the investment of the extension proceeds.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025.   Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2025, was a change in our internal controls over financial reporting during the most recent fiscal quarter because of a material weakness that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, specifically those expressly disclosed here above. The company’s review process did not identify certain in transit deposits on a timely basis.

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

OAK WOODS ACQUISITION CORPORATION

Date: January 26, 2026	/s/ Lixin Zheng
	Name:	Lixin Zheng
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)